Form 10-K
period 1996-06-30
COMMUNITY INVESTORS BANCORP INC
filed 1996-09-27
CIK 930277

- --------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                          OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _______________

                             Commission File No.: 0-25470

                           COMMUNITY INVESTORS BANCORP, INC.
               (Exact name of registrant as specified in its charter)

                  OHIO                            34-1779309
    (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)       Identification Number)

    119 SOUTH SANDUSKY AVENUE
       BUCYRUS, OHIO                               44820
    (Address)                                   (Zip Code)

         Registrant's telephone number, including area code:  (419) 562-7055

             Securities registered pursuant to Section 12(b) of the Act:
                                    NOT APPLICABLE

              Securities registered pursuant to Section 12(g) of the Act

                       COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 10, 1996 was $10,021,324.

The number of shares issued and outstanding of the Registrant's Common Stock as of September 10, 1996 was 666,246.


                         DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 1996 - Parts I, II and IV.

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 21, 1996 - Part III.

- --------------------------------------------------------------------------------

                          COMMUNITY INVESTORS BANCORP, INC.

                               FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS



                                        PART I

Item 1.  Business of Community Investors Bancorp, Inc.........................1
Item 2.  Properties..........................................................28
Item 3.  Legal Proceedings ..................................................28
Item 4.  Submission of Matters to a Vote of Security Holders ................29


                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
              Matters........................................................30
Item 6.  Selected Financial Data.............................................30
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................30
Item 8.  Financial Statements and Supplementary Data.........................30
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................30


                                       PART III

Item 10. Directors and Executive Officers of the Registrant..................31
Item 11. Executive Compensation..............................................31
Item 12. Security Ownership of Certain Beneficial Owners and Management......31
Item 13. Certain Relationships and Related Transactions......................31


                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....32


Signatures...................................................................34

                                        PART I

ITEM 1. BUSINESS OF COMMUNITY INVESTORS BANCORP, INC.

GENERAL

    Community Investors Bancorp, Inc. (the Corporation) was organized in September 1994 at the direction of the Board of Directors of First Federal Savings and Loan Association of Bucyrus (the Association) for the purpose of acquiring all of the capital stock to be issued by the Association upon its conversion from a federally-chartered mutual savings and loan to a federally-chartered stock association (the "Conversion"). Upon completion of the Conversion on February 6, 1995, the Corporation has conducted business as a unitary savings and loan holding company. At June 30, 1996, the Corporation had $91.8 million of total assets, $80.3 million of total liabilities, including $69.9 million of deposits, and $11.5 million of stockholders' equity.

    The Association is a traditional savings and loan association primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences primarily located in Crawford County. To a lesser extent, the Association originates other real estate loans secured by non-residential real estate and construction loans and non-real estate loans, primarily consumer loans. The Association also invests in U. S. Treasury and federal government agency obligations and mortgage-backed securities which are issued or guaranteed by federal agencies.

LENDING ACTIVITIES

GENERAL

    A savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1996, the Association's limit on loans-to-one borrower was approximately $1.5 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $584,000, $428,000, $339,000, $312,000 and $301,000. All of these loans or groups of loans were performing in accordance with their terms at June 30, 1996.

    LOAN PORTFOLIO COMPOSITION. The increase in net loans outstanding over the prior year was $6.4 million, $3.1 million, and $2.3 million in fiscal 1996, 1995 and 1994, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

    The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.


                                                                       JUNE 30,
                                               ----------------------------------------------------------
                                                    1996                     1995             1994
                                               -----------------   -----------------   ------------------
                                               AMOUNT         %       AMOUNT      %       AMOUNT      %
                                               -------     -----   -------     -----   -------     ------

                                                                     (Dollars in Thousands)

Mortgage loans:
Secured by one-to-four family residences       $51,999      76.5%  $48,378      79.3%  $44,995      77.7%
Secured by other residential properties          1,007       1.5       743       1.2       774       1.3
Construction loans                               2,438       3.6       414        .7       910       1.6
Other, nonresidential                            3,347       4.9     3,087       5.1     2,123       3.6
                                               -------     -----   -------     -----   -------     ------
Total mortgage loans                            58,791      86.5    52,622      86.3    48,802      84.2

Other loans:
Mobile homes                                     3,535       5.3     3,941       6.5     4,651       8.2
Commercial                                         819       1.2       862       1.4       929       1.6
Automobile                                       1,928       2.8     1,042       1.7       778       1.3
Home equity and improvement                        357        .5       388        .6       306        .5
Other                                            2,552       3.7     2,137       3.5     2,471       4.2
                                               -------     -----   -------     -----   -------     ------
Total other loans                                9,191      13.5     8,370      13.7     9,135      15.8
                                               -------     -----   -------     -----   -------     ------
Total loans                                     67,982     100.0%   60,992     100.0%   57,937     100.0%
                                                           -----               -----               -----
                                                           -----               -----               -----

Less:
Net deferred loan origination fees                 329                 286                 259
Undisbursed loan funds                             939                 435                 537
Allowance for loan losses                          459                 399                 393
                                               -------             -------             -------
Loans receivable - net                         $66,255             $59,872             $56,747
                                               -------             -------             -------
                                               -------             -------             -------

    CONTRACTUAL MATURITIES AND/OR REPRICINGS. The following table sets forth the scheduled contractual maturities and repricing of the Association's loan portfolio at June 30, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less and adjustable rate loans are reported as of the repricing date. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Association's loan portfolio.

                                       MORTGAGE LOANS                                                       OTHER LOANS
                     ----------------------------------------------------- --------------------------------------------------------




                      SECURED BY   SECURED BY
                      ONE-TO-FOUR   OTHER                                                                HOME EQUITY
                       FAMILY      RESIDENTIAL  CONSTRUCTION  OTHER, NON-  MOBILE                           AND
                      RESIDENCES    PROPERTIES   LOANS        RESIDENTIAL  HOMES  COMMERCIAL  AUTOMOBILE IMPROVEMENT OTHER   TOTAL
                      -----------  -----------  ------------  -----------  ------ ----------  ---------- ----------- ------ -------

                                                                           (In Thousands)
Amounts due in:
One year or less        $17,621        $55      $2,438         $3,085      $3,182   $737     $   368      $357      $2,552  $30,395
After one year
 through two years       15,502         --          --            262         353     82          75        --          --   16,274
After two years
 through three years      3,368        581          --             --          --     --         161        --          --    4,110
After three years
 through five years         921         16          --             --          --     --       1,324        --          --    2,261
After five years
 through ten years        3,622        121          --             --          --     --          --        --          --    3,743
After ten years
 through twenty years    10,825        234          --             --          --     --          --        --          --   11,059
Over twenty years           140         --          --             --          --     --          --        --          --      140
                      -----------  -----------  ------------  -----------  ------ ----------  ---------- ----------- ------ -------
Total(1)                $51,999     $1,007      $2,438         $3,347      $3,535   $819      $1,928      $357      $2,552  $67,982
                      -----------  -----------  ------------  -----------  ------ ----------  ---------- ----------- ------ -------
                      -----------  -----------  ------------  -----------  ------ ----------  ---------- ----------- ------ -------

Interest rate terms on amounts due
  after one year:
Fixed                                                                                                                       $13,087
Adjustable                                                                                                                   24,500
                                                                                                                            -------
                                                                                                                            $37,587
                                                                                                                            -------
                                                                                                                            -------



(1) Does not include adjustments relating to loans in process, the allowance for loan losses, unearned interest and discounts and deferred fee income.

ORIGINATION, PURCHASE AND SALE OF LOANS

    The lending activities of the Association are subject to the written-non-discriminatory, underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations are obtained primarily through real estate brokers, existing customers, walk-in customers and branch managers. Appraisals are performed on all real estate loans of $50,000 or more. Property valuations are always performed by independent outside appraisers approved by the Association's Board of Directors. Hazard insurance is required on substantially all property that serves as collateral. The Association has local counsel perform a title search on each loan and issue a legal opinion as to good and marketable title. The Association, however, does not require title insurance on such loans. Substantially all of the Association's loans are secured by property located in its market area. The Association has not been an active purchaser or seller of loans.

    All real estate loans are reviewed by the Executive Committee and, provided they are within the Association's guidelines regarding amount and do not raise other special considerations requiring Board of Director approval, may be approved by that committee. The Association's managing officer is authorized to approve letters of credit of $10,000 or less and open-end additions in any amount provided that the total outstanding amount does not exceed the amount of the original mortgage. The consumer loan officer is authorized to approve consumer loans of $10,000 or less. Any loan in excess of $250,000 or any other loan that, after funded, would result in a borrower having total loans in excess of $250,000 must be approved by the Board of Directors. All other loans must be ratified by the Board, including those loans approved by the Executive Committee.

    The Association has emphasized the origination of one-to-four family residential ARMs for several years. However, originations of such loans as a percentage of total one-to-four family residential loan originations has decreased since 1991 due to the preference of the Association's customers for fixed-rate residential mortgage loans in the low interest rate environment existing during that period. As a result, in recent years, fixed-rate loans with terms of 10 to 20 years have constituted a significant portion of total loan originations. Such loan originations amounted to $4.5 million, $5.0 million and $5.6 million during fiscal 1996, 1995 and 1994, respectively. All real estate mortgage loans are originated for portfolio, usually under terms and conditions which did not permit the immediate sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA").

    The following table shows origination, purchase and sale activity of the Association with respect to its loans during the periods indicated:


                                                                YEAR ENDED JUNE 30,
                                                           -----------------------------------
                                                           1996           1995           1994
                                                         --------       --------        -------

                                                                     (In Thousands)
Mortgage loan originations:
  Secured by one-to-four family residences               $11,202        $ 9,380        $12,233
  Construction loans                                       1,510            776          1,653
  Other, nonresidential                                    1,299          1,232          1,081
                                                         --------       --------        -------
Total mortgage loan originations                          14,011         11,388         14,967

Other loan originations:
  Mobile homes                                               185            292            245
  Commercial                                                 240             --            250
  Automobiles                                                492            554            538
  Home equity and improvement                                 58             45             19
  Other                                                    1,920          2,507          1,898
                                                         --------       --------        -------
Total other loans                                          2,895          3,398          2,950

Purchases of loan participations                             672             --            150
                                                        ---------       --------        -------
Total loans originated and  purchased                     17,578         14,786         18,067

Less:
  Loan principal repayments                               10,701         10,550         14,696
  Sales of whole loans and participations                     --             --            250
  Transferred to real estate, mobile homes and
    other assets held for sale                               275            306            482
Other, net                                                   219            805            325
                                                         --------       --------        -------
Net increase in total loans                              $ 6,383        $ 3,125        $ 2,314
                                                         --------       --------        -------
                                                         --------       --------        -------


ASSET QUALITY

    The Association's credit policy establishes guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to ensure sound credit decisions. The Association's credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, management must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions.

    Interest receivable is accrued on all loans and credited to income as earned. Unpaid amounts for real estate mortgage loans are added to principal balances. When a loan is delinquent three payments or more, the unpaid interest is fully reserved by a provision to the allowance for uncollected interest. A nonmortgage loan is generally charged off after it becomes delinquent 120 days. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balances can be reasonably expected. The Association did not have any accruing loans 90 or more days delinquent at June 30, 1996, 1995 or 1994.

DELINQUENT LOANS

    The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Association's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.



                                         JUNE 30, 1996                                         JUNE 30, 1995
                      -----------------------------------------------------------------------------------------------------------
                         30-59 DAYS        60-89 DAYS      90 OR MORE DAYS     30-59 DAYS        60-89 DAYS      90 OR MORE DAYS
                      ----------------- ----------------- ----------------- ----------------- ----------------- -----------------
                             PERCENT OF        PERCENT OF        PERCENT OF        PERCENT OF        PERCENT OF        PERCENT OF
                                LOAN              LOAN              LOAN              LOAN              LOAN              LOAN
                      AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY
                      ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------ ---------- ------ ----------
                                                                                           (Dollars in Thousands)
Mortgage loans:
Secured by one-to-
 four family
 residences           $ 81     .16%     $ 151   .29%      $487   0.94%      $  486  1.00%     $  8    .02%      $264    .55%
Secured by other
 residential
 properties             --      --         --    --         32   3.18           --    --        --     --         33   4.44
Construction loans      --      --         --    --         --     --           --    --        --     --         --     --
Other, nonresidential   --      --         --    --         14   0.42           --    --        --     --         --     --
                       ---    ----        ---  ----        ---   ----        -----  ----       ---   ----        ---   ----
Total mortgage loans    81     .14        151   .26        533   0.78          486   .92         8    .02        297    .56

Other loans:
Mobile homes           620   17.54         40  1.13         78   2.21          746 18.93        90   2.28         67    1.7
Commercial              --      --         --    --         --     --           43  4.99        --     --         --     --
Automobile              15    0.78          8  0.41         --     --           27  2.59         4    .38         --     --
Home equity and
 improvement             3    0.84         --    --         --     --            2   .52        --     --         --     --
Other                   55    2.51         30  1.37         25   0.98           31  1.45         9    .42          2    .09
                       ---    ----        ---  ----        ---   ----        -----  ----       ---   ----        ---   ----
Total other loans      693    7.84         78  0.88        103   1.12          849 10.14       103   1.23         69    .08
                       ---    ----        ---  ----        ---   ----        -----  ----       ---   ----        ---   ----
Total                 $774    1.14%      $229  0.34%      $636   0.94%      $1,335  2.19%     $111    .18%      $366    .60%
                       ---    ----        ---  ----        ---   ----        -----  ----       ---   ----        ---   ----
                       ---    ----        ---  ----        ---   ----        -----  ----       ---   ----        ---   ----


    The following table sets forth the amounts and categories of the Association's non-performing assets and troubled debt restructurings at the dates indicated.

                                                             JUNE 30,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                      (Dollars in Thousands)

Non-accruing loans:
Secured by one-to-four family residences            $487      $264     $ 246
Secured by other residential properties               32        33        35
Other, nonresidential                                 14        --        --
Mobile homes                                          78        67       142
Automobile                                            --        --         5
Other                                                 25         2         3
Accruing loans 90 days or more delinquent             --        --        --
                                                     ---       ---      ----
Total non-performing loans                           636       366       431

Real estate owned                                     81       107       237
                                                     ---       ---      ----
Total non-performing assets                          717       473       668

Troubled debt restructurings                          --        95        95
                                                     ---       ---      ----
Total                                               $717     $ 568     $ 763
                                                     ---       ---      ----
                                                     ---       ---      ----

Total non-performing loans and troubled
  debt restructurings as a percentage of
  total loans                                       0.94%     0.76%     0.91%
                                                     ---       ---      ----
                                                     ---       ---      ----
Total non-performing assets and troubled
  debt restructurings as a percentage of
  total assets                                      0.78%     0.67%     0.69%
                                                     ---       ---      ----
                                                     ---       ---      ----

- --------------------------

    Additional interest income that would have been recognized had such loans performed in accordance with its original terms amounted to approximately $22,000 for the year ended June 30, 1996.

CLASSIFIED ASSETS

    Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "watch" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At June 30, 1996, the Association had $646,000 of classified assets consisting of $618,000 of substandard, $6,000 of doubtful and $22,000 of loss. As of that same date, the Association had $227,000 of assets on its "watch" list.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against earnings. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for losses on loans. Such agencies may require the Association to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Corporation's Annual Report to Shareholders.

    The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the periods presented.


                                                       YEAR ENDING JUNE 30,
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------
                                                      (Dollars in Thousands)

Average loans, net                                $62,012   $57,828   $55,527
                                                   ======    ======    ======

Allowance for loan losses, beginning of
  year                                            $   399   $   393   $   458
Charged-off loans:
Secured by one-to-four family residences               17         1        57
Mobile homes                                           75       136        69
Automobiles                                             9         6        --
Home equity and improvement                            --        --        47
Other                                                   3        30        76
                                                   ------    ------    ------
Total charged-off loans                               102       173       249

Recoveries on loans previously charged off:
Secured by one-to-four family residences                1         1        --
Secured by other residential properties                --        --         2
Mobile homes                                           --         6         2
Automobiles                                            --         4         1
Other                                                   2         8         3
                                                   ------    ------    ------
Total recoveries                                        3        19         8
                                                   ------    ------    ------

Net loans charged-off                                  99       154       241
Provision for loan losses                             159       160       176
                                                   ------    ------    ------
Allowance for loan losses, end of period          $   459   $   399   $   393
                                                   ------    ------    ------
                                                   ------    ------    ------

Net loans charged-off to average loans, net           .16%      .27%      .43%
Allowance for loan losses to total loans              .68%      .65%      .68%
Allowance for loan losses to nonperforming
  loans                                              77.5%    109.0%     91.2%
Net loans charged-off to allowance for loan
  losses                                             21.6%     38.6%     61.3%


The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                      JUNE 30,
                             -----------------------------------------------------------
                                    1996                1995                1994
                             -----------------------------------------------------------
                                         % OF                % OF                % OF
                                       LOANS IN            LOANS IN            LOANS IN
                                         EACH                EACH                EACH
                                       CATEGORY            CATEGORY            CATEGORY
                                       TO TOTAL            TO TOTAL            TO TOTAL
                              AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                             -------- ---------- -------- ---------- -------- ----------
                                               (Dollars in Thousands)


Secured by one-to-four
  family residences            $198      76.5%     $182      79.3%     $163      77.7%
Secured by other
  residential properties         21       1.5        39       1.2        10       1.3
Construction loans               --       3.6        --        .7         2       1.6
Other, nonresidential            --       4.9        --       5.1         4       3.6
Mobile homes                    182       5.3       143       6.5       124       8.2
Commercial                       --       1.2        --       1.4        17       1.6
Automobile                       10       2.8         7       1.7        21       1.3
Home equity and
  improvement                    --       0.5        --        .6         7        .5
Other                            48       3.7        28       3.5        45       4.2
                                ---     -----       ---     -----       ---     -----
Total                          $459     100.0%     $399     100.0%     $393     100.0%
                                ---     -----       ---     -----       ---     -----
                                ---     -----       ---     -----       ---     -----



INVESTMENT ACTIVITIES

    The Association has the authority as a federal association to invest in a wide range of mortgage securities products and low risk U. S. Government and agency securities. The Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of June 30, 1994. In accordance with SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when either the Corporation or the Association has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities not classified as held to maturity and equity securities are classified as available for sale. Available for sale securities are stated at fair value with any unrealized gain or loss recorded to stockholders' equity, net of related tax effects.

    The Corporation's securities portfolio is managed in accordance with a written policy adopted by the Board of Directors. All securities transactions must be approved by the Board of Directors.

    The Corporation's investment portfolio includes two collaterialized mortgage obligation (CMO) issues totalling $289,000, both of which are fully amortizable securities, and six separate agencies securities totalling $2.3 million which have a step-up feature. All such investments are considered derivative securities. None of the Corporation's investments are considered to be high risk and management does not believe the risks associated with these investments to be significantly different from risks associated with other pass-through mortgage-backed or agency securities. The Corporation does not invest in off-balance sheet derivative securities.

    For additional information regarding the Corporation's investment portfolio refer to Notes A-2 and B to the consolidated financial statements.

SOURCES OF FUNDS

    GENERAL - Deposits are the primary source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and prepayments on loans and mortgage-backed securities. Repayments on loans and mortgage-backed securities are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources including the FHLB of Cincinnati.

    DEPOSITS - The Corporation's deposit products include a broad selection of deposit instruments, including passbooks, NOW and super NOW accounts, money market demand accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

    The Corporation considers its primary market area to be Crawford County, Ohio. The Corporation attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Corporation does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers. Management believes that an insignificant amount of deposits was held by non-residents of Ohio at June 30, 1996.

    The Corporation has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.

    The following table shows the distribution of, and certain other information relating to, the Corporation's deposits by type of deposit as of the dates indicated.


                                                   JUNE 30,
                               -----------------------------------------------
                                    1996            1995            1994
                               --------------- --------------- ---------------
                               AMOUNT  PERCENT AMOUNT  PERCENT AMOUNT  PERCENT
                               ------- ------- ------- ------- ------- -------
                                           (Dollars in Thousands)
Passbook                       $14,951   21.4% $15,378   21.8% $17,445   25.4%
Money market demand,
 NOW and super NOW               6,173    8.8    6,378    9.1    5,981    8.7
Certificates of deposit         48,787   69.8   48,708   69.1   45,317   65.9
                                ------  -----   ------  -----   ------  -----
Total deposits at end of
 period                        $69,911  100.0% $70,464  100.0% $68,743  100.0%
                                ------  -----   ------  -----   ------  -----
                                ------  -----   ------  -----   ------  -----



    The following table sets forth the Corporation's net deposit flows during the periods indicated.

                                               YEAR ENDED JUNE 30,
                                          ----------------------------
                                            1996      1995      1994
                                          --------  --------  --------
                                                 (In Thousands)
Net decrease before interest credited     $(3,587)  $(1,167)  $(1,348)
Interest credited                           3,034     2,887     2,509
                                           ------     -----     -----
Net deposits increase (decrease)          $  (553)  $ 1,720   $ 1,161
                                           ------     -----     -----
                                           ------     -----     -----

    The following table sets forth maturities of the Corporation's certificates of deposit of $100,000 or more at June 30, 1996 by time remaining to maturity.


                                            AMOUNT IN THOUSANDS
                                          -----------------------
Three months or less                             $  182
Over three months through six months                810
Over six months through 12 months                   565
Over 12 months                                      279
                                                  -----
Total                                            $1,836
                                                  =====

    The following table presents, by various interest rate categories, the amount of certificates of deposit at June 30, 1996 and the amounts at June 30, 1996 which mature during the periods indicated.

                                                           AMOUNTS AT JUNE 30, 1996
                                                                MATURING WITHIN
                                       -------------------------------------------
 CERTIFICATES OF            JUNE 30,                           THREE
     DEPOSIT                  1996     ONE YEAR   TWO YEARS    YEARS    THEREAFTER
- -------------------------  ---------  ----------  ---------  ---------  ----------
                                               (In Thousands)
4.0% or less               $ 2,323    $ 2,095      $  228          --         --
4.01% to 6.0%               35,462     29,931       4,782      $  176     $  573
6.01% to 8.0%               11,002      5,352       3,961       1,144        545
                            ------     ------       -----       -----      -----
Total certificate accounts $48,787    $37,378      $8,971      $1,320     $1,118
                            ------     ------       -----       -----      -----
                            ------     ------       -----       -----      -----

    BORROWINGS - The Association may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. Programs are also available to match maturities on certain loans with payments on advances secured from the FHLB.

    The following table sets forth the maximum month-end balance and average balance of the Corporation's FHLB advances during the periods indicated.

                                            YEAR ENDED JUNE 30,
                                      ------------------------------
                                        1996       1995       1994
                                      --------   --------   --------
                                           (Dollars in Thousands)
Maximum balance                        $9,884     $1,591     $1,764
Average balance                         2,123      1,551      1,659
Weighted average interest rate of
 FHLB advances                           6.08%      6.65%      6.69%

                                     14

    The following table sets forth certain information as to the Corporation's FHLB advances at the dates indicated.


                                                      JUNE 30,
                                      ------------------------------
                                        1996       1995       1994
                                      --------   --------   --------
                                          (Dollars in Thousands)
FHLB advances                          $9,884     $1,515     $1,591
Weighted average interest rate of
 FHLB advances                           6.01%      6.69%      6.69%


    All of the FHLB of Cincinnati advances on June 30, 1996 were made as part of the matched maturities program.

EMPLOYEES

    The Corporation had 19 full-time employees and 5 part-time employees at June 30, 1996. None of these employees is represented by a collective bargaining agent, and the Corporation believes that it enjoys good relations with its personnel.

                                      REGULATION

    Set forth below is a brief description of material laws and regulations which currently relate to the regulation of the Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

GENERAL

    The Association, as a federally chartered savings association, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Association also is subject to regulation and examination by the FDIC, which insures the deposits of the Association to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. The laws and regulations governing the Association generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting stockholders.

FEDERAL SAVINGS ASSOCIATION REGULATION

    The investment and lending authority of a federally chartered savings association is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally-chartered savings associations and many also apply to state-chartered savings associations.

    Among other things, OTS regulations provide that no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, HOLA provides that loans secured by nonresidential real property may not exceed 400% of regulatory capital, subject to increase by the OTS on a case-by-case basis.

    The Association is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1996, the Association was in compliance with applicable loans-to-one borrower limitations.

    REGULATORY CAPITAL REQUIREMENTS - As a federally insured savings association, the Association is required to maintain minimum levels of regulatory capital. The regulatory capital standards for savings associations generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

    The Association must satisfy three different OTS capital requirements; "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "risk-based" capital (a combination of core and "supplementary" capital) equal to 8% of "risk-weighted" assets. Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, termination of federal deposit insurance and the appointment of a conservator or receiver.

    In August 1993 the OTS adopted final regulations which incorporate an interest rate risk ("IRR") component into the current risk-based capital requirement. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement. The IRR component will be equal to one-half of the difference between an institution's "measured exposure" and a "normal" level of exposure, in each case as measured in terms of the sensitivity of an institution's net portfolio value ("NPV") to changes in interest rates. The OTS will calculate changes in an institution's NPV based on financial data submitted by the institution on a quarterly basis and guidance provided by the OTS. An institution's measured IRR is expressed as the change that occurs in the NPV as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to a lower NPV) divided by the estimated economic value (present value) of its assets. An institution with a "normal" level of interest rate risk is defined as one whose measured IRR is less than 2%, as estimated by the OTS model, and only institutions whose measured IRR exceeds 2% will be required to maintain an IRR component. Since the regulations were issued requiring the IRR component, the OTS has continually waived the required adjustment. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their IRR component, as calculated by the OTS, or to request to use their own computer model to calculate their IRR component. The OTS also indicated that it will delay invoking its IRR rule requiring institutions with above normal IRR exposure to adjust their regulatory capital requirement until the new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Had the IRR component been required as of March 31, 1996, the date of the latest available information, there would have been no reduction in risk based capital.

PROMPT CORRECTIVE ACTION

    Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In September 1992, the federal banking agencies adopted substantially similar regulations which are intended to implement the system of prompt corrective action established by Section 38 of the FDIA, which became effective on December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

    Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

    An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

    At June 30, 1996, the Association was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

    STANDARDS FOR SAFETY AND SOUNDNESS - The FDICIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) audit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock options plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

LIQUIDITY REQUIREMENTS

    All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%.

    Liquid assets for purposes of this ratio include specified short-term assets (E.G., cash, certain time deposits, certain banker's acceptances and short-term U. S. Government obligations), and long-term assets (E.G., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

    At June 30, 1996, the Association's regulatory liquidity totaled $20.6 million, or 25.8%, which exceeded the minimum regulatory requirement by $16.6 million.

QUALIFIED THRIFT LENDER TEST

    All savings associations are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and becomes subject to the rules applicable to such companies.

    Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1996, the qualified thrift investments of the Association were approximately 85% of its portfolio assets.

RESTRICTIONS ON CAPITAL DISTRIBUTIONS

    An OTS regulation governs capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

    Generally, a savings association that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (a "Tier I institution") may make capital distributions during any calendar year up to the higher of (a) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or
(b) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition of capital distributions without specific OTS approval. At June 30, 1996, the Association was a Tier I association under the OTS capital distribution regulation.

    Tier 2 associations, which are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions over the most recent four quarter period up to a specified percentage of their net income during that four quarter period, depending on how close the association is to meeting its fully phased-in capital requirements. Tier 2 associations that meet OTS risk-based capital requirements are permitted to make distributions totalling up to 75% of net income over the most recent four quarter period. Tier 2 associations that meet the January 1, 1991 capital requirements (including the 7.2% risk-based requirement and the then-applicable exclusions of non-permissible subsidiary investments and goodwill) are permitted to make distributions totalling up to 50% of net income over the four quarter period.

    In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination.

    Tier 3 associations, which are associations that do not meet current minimum capital requirements, or that have capital in excess of either their fully phased-in capital requirement or minimum capital requirement but which have been notified by the OTS that it will be treated as a Tier 3 association because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

    On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would only be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined under "- Prompt Corrective Action" above. Because the Association is a subsidiary of a holding company, the proposal would require the Association to provide notice to the OTS of its intent to make a capital distribution. The Association does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

FEDERAL HOME LOAN BANK SYSTEM

    The Association is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (I.E., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1996, the Association had advances of $9.9 million from the FHLB of Cincinnati.

    As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to a least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1996, the Association had $575,000 in FHLB stock, which was in compliance with this requirement.

    The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of Cincinnati to the Association for the fiscal year ended June 30, 1996 totalled $38,000.

BRANCHING BY FEDERAL SAVINGS INSTITUTIONS

    Effective May 11, 1992, the OTS amended its Policy Statement on Branching by Federal Savings Institutions to permit interstate branching to the full extent permitted by statute (which is essentially unlimited). Prior policy permitted interstate branching for federal savings institutions only to the extent allowed for state-chartered institutions in the states where the institution's home office was located and where the branch was sought. Prior policy also permitted healthy out-of-state federal institutions to branch into another state, regardless of the law in that state, provided the branch office was the result of a purchase of an institution that was in danger of default.

    Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the Internal Revenue Service's ("IRS") domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the branch was authorized for the federal savings association prior to October 15, 1982; (iii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iv) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

    Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

FEDERAL RESERVE SYSTEM

    The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At June 30, 1996, the Association was in compliance with applicable requirements.

    The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Association's earning assets.

TRANSACTIONS WITH AFFILIATES

    The Association is subject to certain restrictions on loans to the Corporation or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Corporation or its non-bank subsidiaries. The Association also is subject to certain restrictions on most types of transactions with the

Corporation or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, the Association is subject to restrictions on loans to its executive officers, directors and principal stockholders.

MISCELLANEOUS

    In addition to requiring a new system of risk-based insurance assessments and a system of prompt corrective action with respect to undercapitalized banks, as discussed above, recent legislation requires federal banking regulators to adopt regulations in a number of areas to ensure bank safety and soundness, including: internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. Recent legislation also contains provisions which are intended to enhance independent auditing requirements; restrict the activities of state-chartered insured banks; amend various consumer banking laws; limit the ability of "undercapitalized banks" to borrow from the Federal Reserve Board's discount window; and require regulators to perform annual on-site bank examinations and set standards for real estate lending.

REGULATORY ENFORCEMENT AUTHORITY

    The enforcement powers available to federal banking regulators is substantial and includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure of final enforcement actions by the federal banking agencies.

                              FEDERAL AND STATE TAXATION

GENERAL

    The Corporation and the Association are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as well as certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following is a discussion of material tax aspects applicable to the Corporation and the Association. It is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Corporation and the Association.

    FISCAL YEAR - The Corporation and the Association will file federal income tax returns on a separate company basis and on the basis of the fiscal year ending on June 30.

    METHOD OF ACCOUNTING - The Corporation maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

    BAD DEBT RESERVES - Under applicable provisions of the Code, savings institutions such as the Association are permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The bad debt deduction is generally based on a savings institution's actual loss experience (the "Experience Method"). Alternatively, provided that certain definitional tests relating to the composition of assets and the nature of its business are met, a savings institution may elect annually to compute its allowable addition to its bad debt reserves for qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "Percentage Method").

    Under the Experience Method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net charge-offs sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of the Association's "base year," which was its tax year ended December 31, 1987.

    Under the Percentage Method, the bad debt deduction with respect to qualifying real property loans is computed as a percentage of the Association's taxable income before such deduction, as adjusted for certain items (such as capital gains and the dividends received deduction). Under this method, a qualifying institution such as the Association generally may deduct 8% of its taxable income. The availability of the Percentage Method has permitted a qualifying savings institution, such as the Association, to be taxed at an effective federal income tax rate of 31.3%, as compared to 34% for corporations generally.

    The Percentage Method deduction is limited to the excess of 12% of savings accounts at year end over the sum of surplus, undivided profits and reserves at the beginning of the year. For taxable years ended on or before June 30, 1994, the Association has generally elected to use the Percentage Method to compute the amount of its bad debt deduction with respect to its qualifying real property loans. As a result of the 12% limitation, the Association may be constrained from taking the Percentage Method deduction in future years.

    Pursuant to certain legislation which was recently enacted and which will be effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Association, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions would be permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation will require the Association to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation will require a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Association originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Association during its six taxable years preceding 1996. It is anticipated that any recapture of the Association's bad debt reserves accumulated after 1987 would not have a material adverse effect on the Association's financial condition and results of operations.

    DISTRIBUTIONS - If the Association were to distribute cash or property to its sole stockholder having a total fair market value in excess of its accumulated tax-paid earnings and profits, or were to distribute cash or property to its stockholder in redemption of its stock, the Association would generally be required to recognize as income an amount which, when reduced by the amount of federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount of the distribution or (ii) the sum of (a) the amount of the accumulated bad debt reserve of the Association with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the experience method) and (b) the amount of the Association's supplemental bad debt reserve.

    As of June 30, 1996, the Association's accumulated bad debt reserve for qualifying real property loans and its supplemental bad debt reserve balances were approximately $808,000 and $294,000, respectively. The Association believes it has approximately $4.0 million of accumulated earnings and profits as of June 30, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "Dividend Policy."

    MINIMUM TAX - The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

    AUDIT BY IRS - The Association's consolidated federal income tax returns for taxable years through December 31, 1992 have been closed for the purpose of examination by the IRS.

    OTHER MATTERS - Other recent changes in the system of federal taxation that could affect the Association's business include a provision that an individual taxpayer will generally not be permitted to deduct personal interest paid or accrued during the taxable year unless, subject to certain limitations, the interest is paid or accrued on indebtedness which is secured by the principal or secondary residence of the taxpayer or indebtedness incurred by the taxpayer to pay for certain medical and educational expenses. The deductibility of losses generated by investments in certain passive activities of a taxpayer and the deduction for contributions to individual retirement accounts of a taxpayer if the taxpayer is a participant in an employer-maintained retirement plan is now limited. The Association does not believe that these changes will have a material adverse effect on its operations.

STATE TAXATION

    The Association is subject to an Ohio franchise taxed based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.5% for 1996 and 1995.

ITEM 2.  PROPERTIES

    At June 30, 1996, the Corporation conducted its business from its executive offices in Bucyrus, Ohio and two branch offices which include a full-service office and a limited service facility that does not offer loan products. All of these offices are located in Crawford County, Ohio.

    The following table sets forth certain information with respect to the Corporation's office properties at June 30, 1996.



                                            NET BOOK
                                LEASED/     VALUE OF    AMOUNT OF
     DESCRIPTION/ADDRESS         OWNED      PROPERTY     DEPOSITS
- ----------------------------- ----------- ------------ -----------
                                               (In Thousands)
Main Office                      Owned        $230       $58,235
119 South Sandusky Avenue
Bucyrus, Ohio  44820

South Branch Office              Owned         147         5,886
South Sandusky and Marion Road
Bucyrus, Ohio  44820

New Washington Branch(1)         Owned          64         5,790
115 South Kibler Street
New Washington, Ohio  44854

Automated Teller Machine         Owned
1661 Marion Road                (machine      $ 84            --
Bucyrus, Ohio                     only)        ---        ------

                                              $525       $69,911
                                               ---        ------
                                               ---        ------

(1) Limited-service branch office.

ITEM 3.  LEGAL PROCEEDINGS

    The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the Corporation's financial condition.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 1996.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required herein is incorporated by reference from page 4 of the Corporation's Annual Report to Stockholders for fiscal 1996 ("Annual Report"), which is included herein as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required herein is incorporated by reference from pages 5 and 6 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required herein is incorporated by reference from pages 7 through 11 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required herein are incorporated by reference from pages 20 through 48 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required herein is incorporated by reference from page 13 of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                       PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information required herein is incorporated by reference from pages 4 to 7 of the Registrant's Proxy Statement dated September 20, 1996 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required herein is incorporated by reference from pages 10 to 12 of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required herein is incorporated by reference from pages 8 and 9 of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required herein is incorporated by reference from pages 12 and 13 of the Registrant's Proxy Statement.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

    The following financial statements are incorporated herein by reference from pages 20 through 48 of the Annual Report:

    Report of Independent Certified Public Accountants

    Consolidated Statements of Financial Condition as of June 30, 1996 and
1995

    Consolidated Statements of Earnings for the years ended June 30, 1996, 1995 and 1994

    Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the Notes to Financial Statements incorporated herein by reference and therefore have been omitted.

    (3)  Exhibits

    The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:



EXHIBIT
NUMBER   DESCRIPTION                                                      PAGE
- -------- ---------------------------------------------------------------- ----
3.1      Articles of Incorporation                                         *
3.2      Code of Regulations of Community Investors Bancorp, Inc.          *
3.3      Bylaws of Community Investors Bancorp, Inc.                       *
4.1      Specimen Stock Certificate of Community Investors
          Bancorp, Inc.                                                    *



EXHIBIT
NUMBER   DESCRIPTION                                                      PAGE
- -------- ---------------------------------------------------------------- ----
10.1     Form of Severance Agreement between Community
         Investors Bancorp, Inc. and John W. Kennedy and Brian R. Buckley  *
10.5     Employee Stock Ownership Plan                                     *

13       Annual Report to Stockholders                                    E-1


* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-84132) filed with the Securities and Exchange Commission on September 16, 1994, as amended.

(b) Reports on Form 8-K

    There were no reports on Form 8-K for the quarter ended June 30, 1996.

(c) See (a)(3) above for all exhibits filed herewith or incorporated herein by reference to documents previously filed and the Exhibit Index.

(d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders which are required to be included herein.

                                      SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST FEDERAL SAVINGS AND LOAN


September 25, 1996                By:  /s/ John W. Kennedy
                                       -------------------
                                       John W. Kennedy
                                       President and Managing Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 1996.

    Signature                     Title

/s/ John W. Kennedy               President and Managing Officer
- -------------------
John W. Kennedy

/s/ Brian R. Buckley              Vice President and Treasurer
- -------------------
Brian R. Buckley

/s/ Dale C. Hoyles                Chairman of the Board
- -------------------
Dale C. Hoyles

/s/ David M. Auck                 Vice Chairman of the Board
- -------------------
David M. Auck

/s/ Richard L. Cory               Director
- -------------------
Richard L. Cory

/s/ Phillip E. Harris             Director
- -------------------
Phillip E. Harris

/s/ Herbert Kraft                 Director
- -------------------
Herbert Kraft

/s/ Thomas P. Moore               Director
- -------------------
Thomas P. Moore