Form 10QSB
period 1996-09-30
COMMUNITY INVESTORS BANCORP INC
filed 1996-11-14
CIK 930277

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      (Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996
                              -------------------------------------------------

                                          OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 33-84132

                       COMMUNITY INVESTORS BANCORP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Ohio                                34-1779309
-------------------------------                  ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)

119 South Sandusky Avenue
Bucyrus, Ohio                                    44820
-------------------------------                  ----------------------
(Address of principal                            (Zip Code)
executive office)

Registrant's telephone number, including area code: (419)  562-7055
                                                           --------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__                                  No _____

As of November 8, 1996, the latest practicable date, 666,246 shares of the registrant's common stock, without par value, were issued and outstanding.

                               Page 1 of 14 pages

                                    INDEX

                                                                        PAGE
                                                                        ----

PART I   -    FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition              3

              Consolidated Statements of Operations                       4

              Consolidated Statements of Cash Flows                       5

              Notes to Consolidated Financial Statements                  7

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  9


PART II  -    OTHER INFORMATION                                          13

SIGNATURES                                                               14

                          COMMUNITY INVESTORS BANCORP, INC.

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           (In thousands, except share data)


                                                                                      SEPTEMBER 30,  JUNE 30,
                                                                                          1996        1996
                                                                                        $99,999      $99,999
ASSETS
Cash and due from banks                                                                 $ 1,406      $ 1,094
Federal funds sold                                                                          -             21
Interest-bearing deposits in other financial institutions                                   467          794
                                                                                       --------      -------
     Cash and cash equivalents                                                            1,873        1,909

Investment securities available for sale - at market                                      7,231        6,201
Investment securities - at amortized cost, approximate market value of
  $11,767 and $12,728 as of  September 30, 1996 and June 30, 1996                        11,970       12,891
Mortgage-backed securities - at amortized cost, approximate market value
  of $2,163 and $2,794 as of September 30, 1996 and June 30, 1996                        2,184        2,783
Loans receivable - net                                                                   69,554       66,255
Property acquired in settlement of loans                                                    101           81
Office premises and equipment - at depreciated cost                                         568          525
Federal Home Loan Bank stock - at cost                                                      625          575
Accrued interest receivable on loans                                                         80           66
Accrued interest receivable on mortgage-backed securities                                    17           19
Accrued interest receivable on investments and interest-bearing deposits                    375          251
Prepaid expenses and other assets                                                            60          109
Prepaid federal income taxes                                                                 30          -
Deferred federal income taxes                                                               131          122
                                                                                       --------      -------
     Total assets                                                                       $94,799      $91,787
                                                                                       --------      -------
                                                                                       --------      -------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                $70,168      $69,911
Advances from the Federal Home Loan Bank                                                 12,370        9,884
Advances by borrowers for taxes and insurance                                                11            6
Accrued interest payable                                                                    310          290
Other liabilities                                                                           621          156
Accrued federal income taxes                                                                -             54
                                                                                       --------      -------
     Total liabilities                                                                   83,480       80,301

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued              -            -
  Common stock, 4,000,000 shares authorized, $.01 par value; 738,146 shares issued            7            7
  Additional paid-in capital                                                              6,800        6,800
  Retained earnings, restricted                                                           6,629        6,796
  Shares acquired by stock benefit plans                                                   (995)        (995)
  Less 71,900 shares of treasury stock - at cost                                         (1,117)      (1,117)
  Unrealized loss on securities designated as available for sale, net of related
    tax effects                                                                              (5)          (5)
                                                                                       --------      -------
     Total stockholders' equity                                                          11,319       11,486
                                                                                       --------      -------
     Total liabilities and stockholders' equity                                         $94,799      $91,787
                                                                                       --------      -------
                                                                                       --------      -------

                                        3

                          COMMUNITY INVESTORS BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the three months ended September 30,
                          (In thousands, except share data)


                                                             1996        1995
                                                             ----        ----
Interest income
  Loans                                                     $1,429      $1,275
  Mortgage-backed securities                                    39          57
  Investment securities                                        299         283
  Interest-bearing deposits and other                            9          11
                                                            ------      ------
      Total interest income                                  1,776       1,626

Interest expense
  Deposits                                                     811         897
  Borrowings                                                   163          25
                                                            ------      ------
      Total interest expense                                   974         922
                                                            ------      ------
Net interest income                                            802         704

Provision for losses on loans                                   46          51
                                                            ------      ------
      Net interest income after provision
        for losses on loans                                    756         653

Other income
  Gain (loss) on sale of other repossessed assets                1          (3)
  Other operating                                               25          30
                                                            ------      ------
      Total other income                                        26          27

General, administrative and other expense
  Employee compensation and benefits                           161         163
  Occupancy and equipment                                       30          25
  Federal deposit insurance premiums                           502          40
  Franchise taxes                                               33          19
  Expenses of property acquired in settlement of loans          19           9
  Data processing                                               42          34
  Other operating                                              123         111
                                                            ------      ------
      Total general, administrative and other expense          910         401
                                                            ------      ------
      Earnings (loss) before income taxes (credits)           (128)        279

Federal income taxes (credits)
  Current                                                      (16)         91
  Deferred                                                      (9)          4
                                                            ------      ------
      Total federal income taxes (credits)                     (25)         95
                                                            ------      ------
      NET EARNINGS (LOSS)                                   $ (103)     $  184
                                                            ------      ------
                                                            ------      ------
      EARNINGS (LOSS)  PER SHARE                             $(.17)     $  .27
                                                            ------      ------
                                                            ------      ------

                                       4

                         COMMUNITY INVESTORS BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the three months ended September 30,
                                    (In thousands)


                                                                             1996        1995
                                                                             ----        ----
Cash flows from operating activities:
  Net earnings (loss) for the period                                       $  (103)    $   184
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                          (5)          2
    Amortization of deferred loan origination fees                             (25)        (39)
    Depreciation and amortization                                                7           7
    Provision for losses on loans                                               46          51
    (Gain) loss on sale of other repossessed assets                             (1)          3
    Federal Home Loan Bank stock dividends                                     -            (8)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                     (14)        (18)
      Accrued interest receivable on mortgage-backed securities                  2           2
      Accrued interest receivable on investments and
        interest-bearing deposits                                             (124)         74
      Prepaid expenses and other assets                                         49         (73)
      Accrued interest payable                                                  20           9
      Other liabilities                                                        465          15
      Federal income taxes
        Current                                                                (84)         49
        Deferred                                                                (9)          4
                                                                           -------     -------
          Net cash provided by operating activities                            224         262

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                            1,426       2,694
  Proceeds from sale of securities designated as available for sale            -           297
  Purchase of investment securities designated as available for sale        (1,030)        -
  Purchase of investment securities designated as held to maturity            (500)     (1,050)
  Principal repayments on mortgage-backed securities                           599         842
  Loan principal repayments                                                  4,630       2,868
  Loan disbursements                                                        (7,999)     (4,429)
  Purchase of office premises and equipment                                    (50)        (70)
  Proceeds from sale of other repossessed assets                                30          52
  Purchase of Federal Home Loan Bank stock                                     (50)        -
                                                                           -------     -------
          Net cash provided by (used in) investing activities               (2,944)      1,204
                                                                           -------     -------
          Net cash provided by (used in) operating and investing
            activities (subtotal carried forward)                           (2,720)      1,466
                                                                           -------     -------

                          COMMUNITY INVESTORS BANCORP, INC.

                       For the three months ended September 30,


                                                                             1996        1995
                                                                             ----        ----
     Net cash provided by (used in) operating and investing
       activities (subtotal brought forward)                               $(2,720)    $ 1,466

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                             257         392
  Proceeds from Federal Home Loan Bank advances                              2,500         -
  Repayment of Federal Home Loan Bank advances                                 (14)        (19)
  Advances by borrowers for taxes and insurance                                  5           1
  Dividends on common stock                                                    (64)        (29)
                                                                           -------     -------
     Net cash provided by financing activities                               2,684         345
                                                                           -------     -------
Net increase (decrease) in cash and cash equivalents                           (36)      1,811

Cash and cash equivalents at beginning of year                               1,909       1,077
                                                                           -------     -------
Cash and cash equivalents at end of year                                   $ 1,873      $2,888
                                                                           -------     -------
                                                                           -------     -------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                   $   100      $   35
                                                                           -------     -------
                                                                           -------     -------
    Interest on deposits and borrowings                                    $   954      $  913
                                                                           -------     -------
                                                                           -------     -------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other repossessed assets                         $    62      $   30
                                                                           -------     -------
                                                                           -------     -------
  Unrealized gain on securities designated as available
    for sale, net of related tax effects                                   $   -        $    8
                                                                           -------     -------
                                                                           -------     -------

                          COMMUNITY INVESTORS BANCORP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the three months ended September 30, 1996 and 1995


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Investors Bancorp, Inc. (the Corporation) and First Federal Savings and Loan Association of Bucyrus (the Association). All significant intercompany items have been eliminated.

3.   Earnings Per Share

Earnings per share for the three months ended September 30, 1996 and 1995 is based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 53,147 unallocated ESOP shares, totaled 613,099 and 682,045 for the three months ended September 30, 1996 and 1995, respectively. There is no dilutive effect associated with the Corporation's stock option plan.

4.   Effects of Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting

                          COMMUNITY INVESTORS BANCORP, INC.

                For the three months ended September 30, 1996 and 1995


4.   Effects of Recent Accounting Pronouncements (continued)

requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

                         COMMUNITY INVESTORS BANCORP, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1996 to September 30,
1996

At September 30, 1996, the Corporation's assets totaled $94.8 million, an increase of $3.0 million, or 3.3%, over the $91.8 million of total assets at June 30, 1996. The increase in assets was funded through growth in the deposit portfolio of $257,000 coupled with an increase in advances from the Federal Home Loan Bank of $2.5 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $73,000 over the three month period, to a total of $21.1 million at September 30, 1996, as investment securities purchases of $1.5 million were partially offset by maturities totaling $1.4 million. Regulatory liquidity amounted to 15.4%, at September 30, 1996.

Loans receivable increased by $3.3 million, or 5.0%, during the three month period, to a total of $69.6 million at September 30, 1996. Loan disbursements amounted to $8.0 million and were partially offset by principal repayments of $4.6 million. The allowance for loan losses totaled $448,000 at September 30, 1996, as compared to $459,000 at June 30, 1996. Nonperforming loans totaled $729,000 at September 30, 1996, as compared to $636,000 at June 30, 1996. The allowance for loan losses represented 61.5% of nonperforming loans as of September 30, 1996 and 72.2% at June 30, 1996. Although management believes that its allowance for loan losses at September 30, 1996 is adequate based upon facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $70.2 million at September 30, 1996, an increase of $257,000, or .4%, over June 30, 1996 levels. Management continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

The Association is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (OTS), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of stockholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.


At September 30, 1996, the Association's tangible and core capital totaled $9.6 million, or 10.3% of adjusted total assets, which exceeded the minimum requirements of $1.4 million and $2.8 million by $8.2 million and $6.8 million, respectively. The Association's risk-based capital of $10.0 million, or 21.5% of risk-weighted assets, exceeded the current 8% requirement by $6.3 million.

                         COMMUNITY INVESTORS BANCORP, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1996 and 1995

General

The Corporation reported a net loss totaling $103,000 for the three months ended September 30, 1996, a decrease of $287,000, or 156.0%, from the $184,000 of net earnings reported for the same period in 1995. The decline in earnings resulted primarily from a $461,000 charge recorded in the current quarter reflecting the assessment to recapitalize the Savings Association Insurance Fund (SAIF), coupled with a $48,000 increase in general, administrative and other expense, which were partially offset by a $98,000 increase in net interest income and a $120,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income increased by $98,000, or 13.9%, for the three months ended September 30, 1996, compared to the 1995 period. Interest income on loans and mortgage-backed securities increased by $136,000, or 10.2%, due primarily to a $6.5 million increase in the average balance of loans outstanding year-to-year. Interest income on investment securities and interest-bearing deposits increased by $14,000, or 4.8%, due primarily to a $1.4 million increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $86,000, or 9.6%, due primarily to a decline in the cost of deposits year-to-year. Interest expense on borrowings increased by $138,000 during the current quarter, due primarily to a $9.6 million increase in advances from the Federal Home Loan Bank.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $98,000, or 13.9%, to a total of $802,000 for the three months ended September 30, 1996. The interest rate spread increased to approximately 2.94% from 2.75% during the respective 1996 and 1995 quarters, while the net interest margin increased to approximately 3.50% in 1996, as compared to 3.40% in 1995.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $46,000 provision for losses on loans during the three month period ended September 30, 1996. There can be no assurance that the loan loss allowance of the Association will be adequate to absorb losses on known nonperforming assets or that the allowance will be adequate to cover losses on nonperforming assets in the future.

                          COMMUNITY INVESTORS BANCORP, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1996 and 1995 (continued)

Other Income

Other income decreased by $1,000, or 3.7%, for the three months ended September 30, 1996, compared to the same period in 1995, due primarily a decline in service charges and fees on loans and deposits.

General, Administrative and Other Expense

General, administrative and other expense increased by $509,000, or 126.9%, during the three months ended September 30, 1996, compared to the same period in 1995. This increase resulted primarily from the $461,000 charge recorded in 1996 attendant to the aforementioned SAIF recapitalization. The deposit accounts of the Association and of other savings associations are insured by the FDIC in the SAIF. The reserves of the SAIF are below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments are required for healthy commercial banks except for a $2,000 minimum fee.

Congress enacted legislation to recapitalize the SAIF and eliminate the significant premium disparity. The recapitalization plan provides for a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, there will be a partial sharing of the Financing Corporation bond obligations among SAIF and BIF members beginning on January 1, 1997. This would likely increase BIF assessments by $.02 to $.025 per $100 in deposits. SAIF assessments would initially be set at the same level as BIF assessments and could never be reduced below the level for BIF assessments.

The Association had $70.2 million in deposits at March 31, 1995. The special assessment level was finalized at $.657 per $100 in deposits, resulting in an assessment totaling $461,000, or $304,000 after-tax.

A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999, if no insured depository institution is a savings association on that date. If the Association is required to convert to a bank charter, the Corporation would become a bank holding company which would subject it to the more restrictive activity limits imposed on bank holding companies. Under recently enacted legislation, the Association is required to recapture, as taxable income, approximately $26,000 of

                        COMMUNITY INVESTORS BANCORP, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1996 and 1995 (continued)

General, Administrative and Other Expense (continued)

its percentage of earnings bad debt deduction, which represents post-1987 additions, and would be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Association has provided deferred taxes for this amount and is permitted to amortize the recapture of its percentage of earnings bad debt deduction over six years.

Additionally, the increase in general, administrative and other expense resulted from a $14,000, or 73.7%, increase in franchise taxes, an $8,000, or 23.5%, increase in data processing and a $12,000, or 10.8%, increase in other operating expense. Such increases resulted primarily from the Corporation's growth year-to-year. The special one-time assessment to recapitalize the SAIF is expected to cause federal deposit insurance premiums to be significantly reduced in future quarters, beginning January 1, 1997.

Federal Income Taxes

The provision for federal income taxes declined by $120,000, or 126.3%, for the three months ended September 30, 1996, as compared to the same period in 1995. This decline resulted primarily from the decrease in net earnings before taxes of $407,000, or 145.9%. The effective tax rates were 19.5% and 34.1% for the three months ended September 30, 1996 and 1995, respectively.

                          COMMUNITY INVESTORS BANCORP, INC.

                                       PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None


ITEM 5.  Other Materially Important Events

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         None

                          COMMUNITY INVESTORS BANCORP, INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996                  By:
       ---------------------------           ----------------------------------
                                             John W. Kennedy
                                             President and Chief
                                             Executive Officer




Date:  November 12, 1996                  By:
       ---------------------------           ----------------------------------
                                             Robert W. Siegel
                                             Chief Financial Officer

                           COMMUNITY INVESTORS BANCORP, INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996                 By: /s/John W. Kennedy
       -----------------------------         ----------------------------------
                                             John W. Kennedy
                                             President and Chief
                                             Executive Officer



Date:  November 12, 1996                 By: /s/Robert W. Siegel
       -----------------------------         ----------------------------------
                                             Robert W. Siegel
                                             Chief Financial Officer