Form 10QSB
period 1996-12-31
COMMUNITY INVESTORS BANCORP INC
filed 1997-02-12
CIK 930277

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1996
                               -----------------------------------------------

                                     OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ---------------

Commission File No. 33-84132

                      COMMUNITY INVESTORS BANCORP, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Ohio                                      34-1779309
---------------------------------                      -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

119 South Sandusky Avenue
Bucyrus, Ohio                                            44820
-----------------------------                          ----------
(Address of principal                                  (Zip Code)
executive office)

Issuers' telephone number, including area code: (419)  562-7055
                                                       --------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                               No
     -----                                                 -----

As of February 7, 1997, the latest practicable date, 632,946 shares of the registrant's common stock, $.01 par value, were issued and outstanding.





                               Page 1 of 16 pages

                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I           -        FINANCIAL INFORMATION

                          Consolidated Statements of Financial Condition                                 3

                          Consolidated Statements of Earnings                                            4

                          Consolidated Statements of Cash Flows                                          5

                          Notes to Consolidated Financial Statements                                     7

                          Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                                                     9


PART II          -        OTHER INFORMATION                                                             15

SIGNATURES                                                                                              16

                       COMMUNITY INVESTORS BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)


                                                                                    DECEMBER 31,           JUNE 30,
         ASSETS                                                                             1996               1996

Cash and due from banks                                                                  $ 1,491            $ 1,094
Federal funds sold                                                                           270                 21
Interest-bearing deposits in other financial institutions                                     74                794
                                                                                          ------             ------
         Cash and cash equivalents                                                         1,835              1,909

Investment securities available for sale - at market                                       7,230              6,201
Investment securities - at amortized cost, approximate market value of
  $10,540 and $12,728 as of  December 31, 1996 and June 30, 1996                          10,838             12,891
Mortgage-backed securities - at amortized cost, approximate market value
  of $1,856 and $2,794 as of December 31, 1996 and June 30, 1996                           1,889              2,783
Loans receivable - net                                                                    72,183             66,255
Property acquired in settlement of loans                                                      82                 81
Office premises and equipment - at depreciated cost                                          563                525
Federal Home Loan Bank stock - at cost                                                       741                575
Accrued interest receivable on loans                                                          84                 66
Accrued interest receivable on mortgage-backed securities                                     17                 19
Accrued interest receivable on investments and interest-bearing deposits                     186                251
Prepaid expenses and other assets                                                             40                109
Deferred federal income taxes                                                                 99                122
                                                                                          ------             ------

         Total assets                                                                    $95,787            $91,787
                                                                                          ======             ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                 $70,352            $69,911
Advances from the Federal Home Loan Bank                                                  13,991              9,884
Advances by borrowers for taxes and insurance                                                 18                  6
Accrued interest payable                                                                     312                290
Other liabilities                                                                            182                156
Accrued federal income taxes                                                                  19                 54
                                                                                          ------             ------
         Total liabilities                                                                84,874             80,301

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued               -                  -
  Common stock, 4,000,000 shares authorized, $.01 par value; 738,146 shares issued             7                  7
  Additional paid-in capital                                                               6,800              6,800
  Retained earnings, restricted                                                            6,781              6,796
  Shares acquired by stock benefit plans                                                    (961)              (995)
  Less 105,200 and 71,900 shares of treasury stock - at cost                              (1,710)            (1,117)
  Unrealized losses on securities designated as available for sale, net of related
    tax effects                                                                               (4)                (5)
                                                                                          ------             ------
         Total stockholders' equity                                                       10,913             11,486
                                                                                          ------             ------

         Total liabilities and stockholders' equity                                      $95,787            $91,787
                                                                                          ======             ======

                       COMMUNITY INVESTORS BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                       (In thousands, except share data)


                                                                      SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                         DECEMBER 31,                 DECEMBER 31,
                                                                      1996         1995           1996         1995

Interest income
  Loans                                                             $2,909       $2,628         $1,480       $1,353
  Mortgage-backed securities                                            77           95             38           38
  Investment securities                                                606          564            307          281
  Interest-bearing deposits and other                                   16           41              7           30
                                                                     -----        -----          -----        -----
         Total interest income                                       3,608        3,328          1,832        1,702

Interest expense
  Deposits                                                           1,634        1,804            823          907
  Borrowings                                                           356           49            193           24
                                                                     -----        -----          -----        -----
         Total interest expense                                      1,990        1,853          1,016          931
                                                                     -----        -----          -----        -----

         Net interest income                                         1,618        1,475            816          771

Provision for losses on loans                                           96           93             50           42
                                                                     -----        -----          -----        -----

         Net interest income after provision
           for losses on loans                                       1,522        1,382            766          729

Other income
  Gain on sale of investment securities designated
    as available for sale                                              -             59            -             59
  Gain on sale of other repossessed assets                               1          -              -              3
  Other operating                                                       66           73             41           43
                                                                     -----        -----          -----        -----
         Total other income                                             67          132             41          105

General, administrative and other expense
  Employee compensation and benefits                                   388          345            227          182
  Occupancy and equipment                                               61           52             31           27
  Federal deposit insurance premiums                                   532           80             30           40
  Franchise taxes                                                       75           39             42           20
  Expenses of property acquired in settlement of loans                  41           29             22           20
  Data processing                                                       76           69             34           35
  Other operating                                                      245          272            122          161
                                                                     -----        -----          -----        -----
         Total general, administrative and other expense             1,418          886            508          485
                                                                     -----        -----          -----        -----

         Earnings before income taxes                                  171          628            299          349

Federal income taxes
  Current                                                               34          207             50          116
  Deferred                                                              23          -               32           (4)
                                                                     -----        -----          -----        -----
         Total federal income taxes                                     57          207             82          112
                                                                     -----        -----          -----        -----

         NET EARNINGS                                               $  114       $  421         $  217       $  237
                                                                     =====        =====          =====        =====

         EARNINGS PER SHARE                                           $.19         $.62           $.36         $.35
                                                                       ===          ===            ===          ===

                       COMMUNITY INVESTORS BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended December 31,
                                 (In thousands)


                                                                                              1996             1995
Cash flows from operating activities:
  Net earnings for the period                                                            $     114          $   421
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                         (11)               3
    Amortization of deferred loan origination fees                                             (48)             (57)
    Depreciation and amortization                                                               18               20
    Provision for losses on loans                                                               96               93
    Amortization expense of stock benefit plans                                                 34               14
    Gain on sale of investment securities                                                      -                (59)
    Gain on sale of other repossessed assets                                                    (1)             -
    Federal Home Loan Bank stock dividends                                                     (22)             (22)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                     (18)               3
      Accrued interest receivable on mortgage-backed securities                                  2                7
      Accrued interest receivable on investments and
        interest-bearing deposits                                                               65               97
      Prepaid expenses and other assets                                                         67               64
      Accrued interest payable                                                                  22               20
      Other liabilities                                                                         26              (73)
      Federal income taxes
        Current                                                                                (35)             -
        Deferred                                                                                23              -
                                                                                           -------            -----
         Net cash provided by operating activities                                             332              531

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                            2,564            4,876
  Proceeds from sale of securities designated as available for sale                            -              1,677
  Purchase of investment securities designated as available for sale                        (1,030)             -
  Purchase of investment securities designated as held to maturity                            (500)          (3,575)
  Principal repayments on mortgage-backed securities                                           896            1,313
  Loan principal repayments                                                                  8,939            6,078
  Loan disbursements                                                                       (15,080)          (9,732)
  Purchase of office premises and equipment                                                    (56)             -
  Proceeds from sale of other repossessed assets                                               167               95
  Purchase of Federal Home Loan Bank stock                                                    (144)             -
                                                                                           -------            -----
         Net cash provided by (used in) investing activities                                (4,244)             732
                                                                                           -------            -----

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                            (3,912)           1,263
                                                                                           -------            -----

                       COMMUNITY INVESTORS BANCORP, INC.

                     For the six months ended December 31,


                                                                                              1996             1995

         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                                           $(3,912)         $ 1,263

Cash flows provided by financing activities:
  Net increase in deposit accounts                                                             441              160
  Proceeds from Federal Home Loan Bank advances                                              5,250              -
  Repayment of Federal Home Loan Bank advances                                              (1,143)             (39)
  Advances by borrowers for taxes and insurance                                                 12               12
  Purchase of treasury stock                                                                  (593)             -
  Dividends on common stock                                                                   (129)             (58)
                                                                                            ------           ------
         Net cash provided by financing activities                                           3,838               75
                                                                                            ------           ------

Net increase (decrease) in cash and cash equivalents                                           (74)           1,338

Cash and cash equivalents at beginning of period                                             1,909            1,077
                                                                                            ------           ------

Cash and cash equivalents at end of period                                                 $ 1,835          $ 2,415
                                                                                            ======           ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                   $   100          $   207
                                                                                            ======           ======

    Interest on deposits and borrowings                                                    $ 1,968          $ 1,834
                                                                                            ======           ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to other repossessed assets                                         $   176          $   120
                                                                                            ======           ======

  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                   $     1          $    33
                                                                                            ======           ======

                       COMMUNITY INVESTORS BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three months ended December 31, 1996 and 1995


   1.    Basis of Presentation

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

   2.    Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Community Investors Bancorp, Inc. (the Corporation) and First Federal Savings and Loan Association of Bucyrus (the Association). All significant intercompany items have been eliminated.

   3.    Earnings Per Share

   Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 47,242 unallocated ESOP shares, totaled 608,333 and 597,662 for the six and three month periods ended December 31, 1996, respectively. Weighted-average common shares deemed outstanding, which gives effect to 56,101 unallocated ESOP shares, totaled 682,045 for each of the six and three month periods ended December 31, 1995. There is no dilutive effect associated with the Corporation's stock option plan.

   4.    Effects of Recent Accounting Pronouncements

   In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting

                       COMMUNITY INVESTORS BANCORP, INC.

        For the six and three months ended December 31, 1996 and 1995


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

   SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

                       COMMUNITY INVESTORS BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Forward-Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.


Discussion of Financial Condition Changes from June 30, 1996 to December 31,
1996

At December 31, 1996, the Corporation's assets totaled $95.8 million, an increase of $4.0 million, or 4.4%, over the $91.8 million of total assets at June 30, 1996. The increase in assets was funded through growth in the deposit portfolio of $441,000 coupled with an increase in advances from the Federal Home Loan Bank of $4.1 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $1.1 million over the six month period, to a total of $19.9 million at December 31, 1996, as investment securities purchases of $1.5 million were offset by maturities totaling $2.6 million. Regulatory liquidity amounted to 22.9% at December 31, 1996.

Loans receivable increased by $5.9 million, or 8.9%, during the six month period, to a total of $72.2 million at December 31, 1996. Loan disbursements amounted to $15.1 million and were partially offset by principal repayments of $8.9 million. Loan disbursements increased by $5.3 million, or 55.0%, during the six months ended December 31, 1996, as compared to the same period in 1995. The allowance for loan losses totaled $457,000 at December 31, 1996, as compared to $459,000 at June 30, 1996. Nonperforming loans totaled $583,000 at December 31, 1996, as compared to $636,000 at June 30, 1996. The allowance for loan losses represented 78.4% of nonperforming loans as of December 31, 1996 and 72.2% at June 30, 1996. Although management believes that its allowance for loan losses at December 31, 1996 is adequate based upon facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $70.4 million at December 31, 1996, an increase of $441,000, or .6%, over June 30, 1996 levels. Management continued its conservative pricing strategy with respect to deposit accounts during the current interest rate environment.

                       COMMUNITY INVESTORS BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1996 to December 31, 1996 (continued)

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

At December 31, 1996, the Association's tangible and core capital totaled $9.8 million, or 10.4%, of adjusted total assets, which exceeded the minimum requirements of $1.4 million and $2.9 million by $8.4 million and $7.0 million, respectively. The Association's risk-based capital of $10.3 million, or 23.2% of risk-weighted assets, exceeded the current 8% requirement by $6.7 million.


Comparison of Operating Results for the Six Month Periods Ended December 31, 1996 and 1995

General

The Corporation's net earnings totaled $114,000 for the six months ended December 31, 1996, a decrease of $307,000, or 72.9%, from the $421,000 of net earnings reported for the same period in 1995. The decline in earnings resulted primarily from a $458,000 charge recorded in the current period reflecting the assessment to recapitalize the Savings Association Insurance Fund (SAIF), coupled with a $74,000 increase in general, administrative and other expense (other than federal deposit insurance premiums), a $65,000 decrease in other income and a $150,000 decrease in the provision for federal income taxes, which were partially offset by a $143,000 increase in net interest income.

Net Interest Income

Net interest income increased by $143,000, or 9.7%, for the six months ended December 31, 1996, compared to the 1995 period. Interest income on loans and mortgage-backed securities increased by $263,000, or 9.7%, due primarily to a $7.7 million increase in the average balance of loans and mortgage-backed securities outstanding year-to-year. Interest income on investment securities and interest-bearing deposits increased by $17,000, or 2.8%, due primarily to a $900,000 increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $170,000, or 9.4%, due primarily to a decline in the cost of deposits year-to-year. Interest expense on borrowings increased by $307,000 during the current period, due primarily to a $10.6 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

                       COMMUNITY INVESTORS BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1996 and 1995 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $143,000, or 9.7%, to a total of $1.6 million for the six months ended December 31, 1996. The interest rate spread increased to approximately 3.05% from 2.90% during the respective 1996 and 1995 periods, while the net interest margin totaled approximately 3.54% in 1996, as compared to 3.56% in 1995.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $96,000 provision for losses on loans during the six month period ended December 31, 1996. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $65,000, or 49.2%, for the six months ended December 31, 1996, compared to the same period in 1995, due primarily to the recognition of a $59,000 gain on sale of investment securities in the 1995 period.

General, Administrative and Other Expense

General, administrative and other expense increased by $532,000, or 60.0%, during the six months ended December 31, 1996, compared to the same period in 1995. This increase resulted primarily from the $458,000 charge recorded in 1996 attendant to the aforementioned SAIF recapitalization. The deposit accounts of the Association and of other savings associations are insured by the FDIC in the SAIF. The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee.

                       COMMUNITY INVESTORS BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1996 and 1995 (continued)

General, Administrative and Other Expense (continued)

Congress enacted legislation to recapitalize the SAIF and eliminate the significant premium disparity. The recapitalization plan provided for a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures will be shared by both the SAIF and the BIF. This would likely increase BIF assessments by $.02 to $.025 per $100 in deposits. SAIF assessments would initially be set at the same level as BIF assessments and could never be reduced below the level for BIF assessments.

The Association had $70.2 million in deposits at March 31, 1995. The special assessment level was finalized at $.657 per $100 in deposits, resulting in an assessment totaling $458,000, or $304,000 after-tax, which was recorded on September 30, 1996 and paid in November 1996.

A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999, if no insured depository institution is a savings association on that date. If the Association is required to convert to a bank charter, its operations and those of the Corporation will become subject to the applicable statutory and regulatory provisions of commercial banks and bank holding companies, respectively. Unless special grandfathering provisions are included in applicable legislation or regulations, the Corporation would become subject to the more restrictive activities limitations imposed on bank holding companies and the Association would become subject to general commercial banking rules. Those latter rules generally provide for less restrictive commercial and consumer lending authority but are more restrictive in such areas as service corporations investments. Under separate but related legislation, the Association is required to recapture, as taxable income, approximately $26,000 of its percentage of earnings bad debt deduction, which represents post-1987 additions, and is unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Association has provided deferred taxes for this amount and is permitted to amortize the recapture of its percentage of earnings bad debt deduction over six years.

Additionally, the increase in general, administrative and other expense resulted from a $43,000, or 12.5%, increase in employee compensation and benefits and a $36,000, or 92.3%, increase in franchise taxes, which were partially offset by a $27,000, or 9.9%, decrease in other operating expense. The increase in employee compensation and benefits resulted primarily from increased costs attendant to stock benefit plans, coupled with normal merit increases, while the increase in franchise taxes reflects the growth in the Corporation's equity year-to-year. The special one-time assessment to recapitalize the SAIF is expected to cause federal deposit insurance premiums to be significantly reduced in future quarters, beginning January 1, 1997.

Federal Income Taxes

The provision for federal income taxes declined by $150,000, or 72.5%, for the six months ended December 31, 1996, as compared to the same period in 1995. This decline resulted primarily from the decrease in net earnings before taxes of $457,000, or 72.8%. The effective tax rates were 33.3% and 33.0% for the six months ended December 31, 1996 and 1995, respectively.

                       COMMUNITY INVESTORS BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1996 and 1995

General

The Corporation reported net earnings totaling $217,000 for the three months ended December 31, 1996, a decrease of $20,000, or 8.4%, from the $237,000 of net earnings reported for the same period in 1995. The decline in earnings resulted primarily from a $64,000 decrease in other income and a $23,000 increase in general, administrative and other expense, which were partially offset by a $45,000 increase in net interest income and a $30,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income increased by $45,000, or 5.8%, for the three months ended December 31, 1996, compared to the 1995 period. Interest income on loans and mortgage-backed securities increased by $127,000, or 9.1%, due primarily to an increase of approximately $9.6 million in the average balance of loans outstanding year-to-year. Interest income on investment securities and interest-bearing deposits increased by $3,000, or 1.0%, due primarily to an increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $84,000, or 9.3%, due primarily to a decline in the cost of deposits year-to-year. Interest expense on borrowings increased by $169,000 during the current period, due primarily to an increase in advances from the Federal Home Loan Bank.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $50,000 provision for losses on loans during the three month period ended December 31, 1996. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $64,000, or 61.0%, for the three months ended December 31, 1996, compared to the same period in 1995, due primarily to the recognition of a $59,000 gain on sale of securities during the 1995 period.

                       COMMUNITY INVESTORS BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1996 and 1995 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $23,000, or 4.7%, during the three months ended December 31, 1996, compared to the same period in 1995.

The increase resulted primarily from a $45,000, or 24.7%, increase in employee compensation and benefits and a $22,000, or 110.0%, increase in franchise taxes, which were partially offset by a $39,000, or 24.2%, decrease in other operating expense. The increase in employee compensation and benefits resulted primarily from an increase in costs attendant to stock benefit plans and normal merit increases. The increase in franchise taxes resulted from the growth in stockholders' equity year-to-year.

Federal Income Taxes

The provision for federal income taxes declined by $30,000, or 26.8%, for the three months ended December 31, 1996, as compared to the same period in 1995. This decline resulted primarily from the decrease in net earnings before taxes of $50,000, or 14.3%. The effective tax rates were 27.4% and 32.1% for the three months ended December 31, 1996 and 1995, respectively.

                       COMMUNITY INVESTORS BANCORP, INC.

                                    PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On October 21, 1996, the Annual Meeting of the Corporation's Stockholders was held. Four directors nominated were elected to terms expiring in 1998 by the following votes:

         John W. Kennedy
              For:  586,332                             Abstain:  2,700

         David Auck
              For:  588,807                             Abstain:  225

         Richard Cory
              For:  588,632                             Abstain:  400

         Philip Harris
              For:  588,782                             Abstain:  250

         One other matter was submitted to the stockholders, for which the following votes were cast:

         Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 1997.

              For:  587,157       Against:  700         Abstain:  1,175


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

Date:                                       By:  /s/John W. Kennedy
       --------------------------                ------------------------------
                                                 John W. Kennedy
                                                 President and Chief
                                                 Executive Officer



Date:                                       By:  /s/Robert W. Siegel
       --------------------------                ------------------------------
                                                 Robert W. Siegel
                                                 Controller