Form 10QSB
period 1997-03-31
COMMUNITY INVESTORS BANCORP INC
filed 1997-05-14
CIK 930277

                                  FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------
                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 33-84132

                   COMMUNITY INVESTORS BANCORP, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Ohio                                      34-1779309
-------------------------------                ----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)

119 South Sandusky Avenue
Bucyrus, Ohio                                  44820
-------------------------------                ----------
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

YES  X                                          NO
    ---                                            ---
    As of May 9, 1997, the latest practicable date, 632,946 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

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

                       Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                   MARCH 31,       JUNE 30,
                                                                                     1997           1996
                                                                                   ---------       --------
     ASSETS

Cash and due from banks..................................................             $2,076      $   1,094
Federal funds sold.......................................................                 60             21
Interest-bearing deposits in other financial institutions................                832            794
                                                                                      ------         ------
    Cash and cash equivalents............................................              2,968          1,909

Investment securities available for sale -- at market....................              6,499          6,201
Investment securities--at amortized cost, approximate market value of
    $9,667 and $12,728 as of March 31, 1997 and June 30, 1996............              9,829         12,891
Mortgage-backed securities--at amortized cost, approximate market value
    of $1,928 and $2,794 as of March 31, 1997 and June 30, 1996..........              1,952          2,783
Loans receivable--net....................................................             74,110         66,255
Property acquired in settlement of loans.................................                 57             81
Office premises and equipment--at depreciated cost.......................                566            525
Federal Home Loan Bank stock--at cost....................................                742            575
Accrued interest receivable on loans.....................................                 78             66
Accrued interest receivable on mortgage-backed securities................                 17             19
Accrued interest receivable on investments and interest-bearing deposits.                323            251
Prepaid expenses and other assets........................................                209           109
Deferred federal income taxes............................................                 96            122
                                                                                       ------         ------
     Total assets........................................................             $97,446        $91,787
                                                                                      -------        -------
                                                                                      -------        -------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits.................................................................             $72,015      $  69,911
Advances from the Federal Home Loan Bank.................................              13,631          9,884
Advances by borrowers for taxes and insurance............................                  12              6
Accrued interest payable.................................................                 331            290
Other liabilities........................................................                  97            156
Accrued federal income taxes.............................................                 139             54
                                                                                     --------       --------
    Total liabilities....................................................              86,225         80,301

Stockholders' equity
 Preferred stock, 1,000,000 shares authorized, no par value;
   no shares issued.....................................................                   --             --
 Common stock, 4,000,000 shares authorized, $.01 par value;
   738,146 shares issued................................................                    7              7
Additional paid-in capital..............................................                6,831          6,800
Retained earnings, restricted...........................................                6,975          6,796
Shares acquired by stock benefit plans..................................                 (890)          (995)
Less 105,200 and 71,900 shares of treasury stock--at cost...............               (1,709)        (1,117)
Unrealized gains (losses) on securities designated as available for sale,
   net of related tax effects...........................................                    7             (5)
                                                                                    ---------      ---------
    Total stockholders' equity..........................................               11,221         11,486
                                                                                    ---------      ---------
    Total liabilities and stockholders' equity..........................              $97,446      $  91,787
                                                                                    ---------      ---------
                                                                                    ---------      ---------

                         Community Investors Bancorp, Inc.

                        CONSOLIDATED STATEMENTS OF EARNINGS

                         (In thousands, except share data)

                                                                              NINE MONTHS ENDED     THREE MONTHS ENDED
                                                                                  MARCH 31,             MARCH 31,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
Interest income
  Loans....................................................................  $   4,398  $   3,845  $   1,489  $   1,217
  Mortgage-backed securities...............................................        109        139         32         44
  Investment securities....................................................        917        967        311        403
  Interest-bearing deposits and other......................................         20         66          4         25
                                                                             ---------  ---------  ---------  ---------
     Total interest income.................................................      5,444      5,017      1,836      1,689

Interest expense
  Deposits.................................................................      2,451      2,668        817        864
  Borrowings...............................................................        566         78        210         29
                                                                             ---------  ---------  ---------  ---------
     Total interest expense................................................      3,017      2,746      1,027        893
                                                                             ---------  ---------  ---------  ---------
     Net interest income...................................................      2,427      2,271        809        796

Provision for losses on loans..............................................        118        137         22         44
                                                                             ---------  ---------  ---------  ---------
     Net interest income after provision for losses on loans...............      2,309      2,134        787        752

Other income
  Gain on sale of investment securities designated as available for sale...     --             59     --         --
  Gain on sale of other repossessed assets.................................          1     --         --         --
  Other operating..........................................................         99        106         33         33
                                                                             ---------  ---------  ---------  ---------
     Total other income....................................................        100        165         33         33

General, administrative and other expense
  Employee compensation and benefits.......................................        615        552        227        207
  Occupancy and equipment..................................................         97         77         36         25
  SAIF recapitalization assessment.........................................        458     --         --         --
  Federal deposit insurance premiums.......................................         84        121         10         41
  Franchise taxes..........................................................        118         62         43         23
  Expenses of property acquired in settlement of loans.....................         54         45         13         16
  Data processing..........................................................        118        109         42         40
  Other operating..........................................................        324        384         79        112
                                                                             ---------  ---------  ---------  ---------
     Total general, administrative and other expense.......................      1,868      1,350        450        464
                                                                             ---------  ---------  ---------  ---------
     Earnings before income taxes..........................................        541        949        370        321

Federal income taxes
  Current..................................................................        163        330        129        123
  Deferred.................................................................         19     --             (4)    --
                                                                             ---------  ---------  ---------  ---------
     Total federal income taxes............................................        182        330        125        123
                                                                             ---------  ---------  ---------  ---------
     NET EARNINGS..........................................................  $     359  $     619  $     245  $     198
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
     EARNINGS PER SHARE....................................................  $     .60  $     .91  $     .41  $     .29
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

                       Community Investors Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the nine months ended March 31,

                               (In thousands)

                                                                             1997       1996
                                                                           ---------  ---------
Cash flows from operating activities:
  Net earnings for the period............................................  $     359  $     619
  Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
    Amortization of discounts and premiums on loans, investments and
    mortgage-backed securities--net......................................        (20)         8
    Amortization of deferred loan origination fees.......................        (63)       (41)
    Depreciation and amortization........................................         32         28
    Provision for losses on loans........................................        118        137
    Amortization expense of stock benefit plans..........................        148        109
    Gain on sale of investment securities................................     --            (59)
    Federal Home Loan Bank stock dividends...............................        (22)       (29)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans...............................        (12)        (1)
      Accrued interest receivable on mortgage-backed securities..........          2          8
      Accrued interest receivable on investments and interest-bearing
        deposits.........................................................        (72)        64
      Prepaid expenses and other assets..................................       (100)       (57)
      Accrued interest payable...........................................         41         11
      Other liabilities..................................................        (59)       (61)
      Federal income taxes
        Current..........................................................         85        (49)
        Deferred.........................................................         19     --
                                                                           ---------  ---------
      Net cash provided by operating activities..........................        456        687

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities........................      4,332      6,095
  Proceeds from sale of securities designated as available for sale......     --          2,659
  Purchase of investment securities designated as available for sale.....     (1,030)    --
  Purchase of investment securities designated as held to maturity.......       (500)    (4,568)
  Principal repayments on mortgage-backed securities.....................        832      1,440
  Loans purchased........................................................     --           (359)
  Loan principal repayments..............................................     12,619      9,196
  Loan disbursements.....................................................    (20,705)   (12,679)
  Purchase of office premises and equipment..............................        (73)      (168)
  Proceeds from sale of other repossessed assets.........................        200        132
  Purchase of Federal Home Loan Bank stock...............................       (145)    --
                                                                           ---------  ---------
      Net cash provided by (used in) investing activities................     (4,470)     1,748
                                                                           ---------  ---------
      Net cash provided by (used in) operating and investing activities
        (subtotal carried forward).......................................     (4,014)     2,435
                                                                           ---------  ---------

                      Community Investors Bancorp, Inc.

                     For the nine months ended March 31,
                                (In thousands)

                                                                              1997       1996
                                                                            ---------  ---------
      Net cash provided by (used in) operating and investing activities
        (subtotal brought forward)........................................  $  (4,014) $   2,435

Cash flows provided by financing activities:
  Net increase in deposit accounts........................................      2,104      1,084
  Proceeds from Federal Home Loan Bank advances...........................      7,250        500
  Repayment of Federal Home Loan Bank advances............................     (3,503)       (60)
  Advances by borrowers for taxes and insurance...........................          6          3
  Purchase of treasury stock..............................................       (592)      (566)
  Purchase of stock for employee benefit plans............................     --           (464)
  Dividends on common stock...............................................       (192)       (87)
                                                                            ---------  ---------
      Net cash provided by financing activities...........................      5,073        410
                                                                            ---------  ---------
Net increase in cash and cash equivalents.................................      1,059      2,845
Cash and cash equivalents at beginning of period..........................      1,909      1,077
                                                                            ---------  ---------
Cash and cash equivalents at end of period................................  $   2,968  $   3,922
                                                                            ---------  ---------
                                                                            ---------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Federal income taxes....................................................  $     107  $     385
                                                                            ---------  ---------
                                                                            ---------  ---------
  Interest on deposits and borrowings.....................................  $   2,976  $   2,735
                                                                            ---------  ---------
                                                                            ---------  ---------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other repossessed assets........................  $     176  $     120
                                                                            ---------  ---------
                                                                            ---------  ---------
  Unrealized gains on securities designated as available for sale, net of
    related tax effects...................................................  $      12  $      38
                                                                            ---------  ---------
                                                                            ---------  ---------

                       COMMUNITY INVESTORS BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the nine and three months ended March 31, 1997 and 1996

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Community Investors Bancorp, Inc. (the "Corporation") and First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

3. EARNINGS PER SHARE

    Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 47,174 unallocated ESOP shares, totaled 600,967 and 585,772 for the nine and three month periods ended March 31, 1997, respectively. Weighted-average common shares deemed outstanding, which gives effect to 56,101 unallocated ESOP shares, totaled 682,045 for each of the nine and three month periods ended March 31, 1996. There is no dilutive effect associated with the Corporation's stock option plan.

4. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

                       COMMUNITY INVESTORS BANCORP, INC.

          For the nine and three months ended March 31, 1997 and 1996


4. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early adoption is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the nine month period ended March 31, 1997 would have each been $.60. Basic and diluted earnings per share for the three month period ended March 31, 1997 would have each been $.41.

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


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1996 TO MARCH 31, 1997

    At March 31, 1997, the Corporation's assets totaled $97.4 million, an increase of $5.7 million, or 6.2%, over the $91.8 million of total assets at June 30, 1996. The increase in assets was funded through growth in the deposit portfolio of $2.1 million coupled with an increase in advances from the Federal Home Loan Bank of $3.7 million.

    Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $1.7 million over the nine month period, to a total of $19.3 million at March 31, 1997, as investment securities purchases of $1.5 million were offset by maturities totaling $4.3 million. Regulatory liquidity amounted to 22.5% at March 31, 1997.

    Loans receivable increased by $7.9 million, or 11.9%, during the nine month period, to a total of $74.1 million at March 31, 1997. Loan disbursements amounted to $20.7 million and were partially offset by principal repayments of $12.6 million. Loan disbursements increased by $8.0 million, or 63.3%, during the nine months ended March 31, 1997, as compared to the same period in 1996. The allowance for loan losses totaled $460,000 at March 31, 1997, as compared to $459,000 at June 30, 1996. Nonperforming loans totaled $645,000 at March 31, 1997, as compared to $636,000 at June 30, 1996. The allowance for loan losses represented 71.3% of nonperforming loans as of March 31, 1997 and 72.2% at June 30, 1996. Although management believes that its allowance for loan losses at March 31, 1997 is adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

    Deposits totaled $72.0 million at March 31, 1997, an increase of $2.1 million, or 3.0%, over June 30, 1996 levels. Management continued its effort to achieve a moderate rate of growth in the deposit portfolio through marketing and pricing strategies.

                     Community Investors Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1996 TO
     MARCH 31, 1997 (continued)

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

    At March 31, 1997, the Association's tangible and core capital totaled $10.2 million, or 10.4%, of adjusted total assets, which exceeded the minimum requirements of $1.5 million and $2.9 million by $8.7 million and $7.5 million, respectively. The Association's risk-based capital of $10.6 million, or 20.6% of risk-weighted assets, exceeded the current 8% requirement by $6.5 million.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
     MARCH 31, 1997 AND 1996

GENERAL

    The Corporation's net earnings totaled $359,000 for the nine months ended March 31, 1997, a decrease of $260,000, or 42.0%, from the $619,000 of net earnings reported for the same period in 1996. The decline in earnings resulted primarily from a $458,000 charge recorded in the current period reflecting the assessment to recapitalize the Savings Association Insurance Fund (the "SAIF"), coupled with a $60,000 increase in general, administrative and other expense (excluding the above assessment), a $65,000 decrease in other income, which were partially offset by a $156,000 increase in net interest income, a $19,000 decrease in the provision for losses on loans and a $148,000 decrease in the provision for federal income taxes.

NET INTEREST INCOME

    Net interest income increased by $156,000, or 6.9%, for the nine months ended March 31, 1997, compared to the 1996 period. Interest income on loans and mortgage-backed securities increased by $523,000, or 13.1%, due primarily to a $10.8 million increase in the average balance of loans and mortgage-backed securities outstanding year-to-year. Interest income on investment securities and interest-bearing deposits decreased by $96,000, or 9.3%, due primarily to a 158 basis point decrease in the average yield, to 6.40% in the 1997 period, which was partially offset by a $2.3 million increase in the average portfolio balance outstanding.

    Interest expense on deposits decreased by $217,000, or 8.1%, due primarily to a 46 basis point decline in the cost of deposits year-to-year, to 4.57% in the 1997 period. Interest expense on borrowings increased by $488,000 during the current period, due primarily to a $12.0 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

                     Community Investors Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
     MARCH 31, 1997 AND 1996 (continued)

NET INTEREST INCOME (continued)

    As a result of the foregoing changes in interest income and interest expense, net interest income increased by $156,000, or 6.9%, to a total of $2.4 million for the nine months ended March 31, 1997. The interest rate spread decreased to approximately 2.84% from 3.00% during the respective 1997 and 1996 periods, while the net interest margin totaled approximately 2.53% in 1997, as compared to 2.73% in 1996.

PROVISION FOR LOSSES ON LOANS

    A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $118,000 provision for losses on loans during the nine month period ended March 31, 1997, a decrease of $19,000, or 13.9%, from the 1996 period. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

OTHER INCOME

    Other income decreased by $65,000, or 39.4%, for the nine months ended March 31, 1997, compared to the same period in 1996, due primarily to the recognition of a $59,000 gain on sale of investment securities in the 1996 period.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

    General, administrative and other expense increased by $518,000, or 38.4%, during the nine months ended March 31, 1997, compared to the same period in 1996. This increase resulted primarily from the $458,000 charge recorded in September 1996 attendant to the aforementioned SAIF recapitalization. The deposit accounts of the Association and of other savings associations are insured by the FDIC in the SAIF. The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee.

                     Community Investors Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
     MARCH 31, 1997 AND 1996 (continued)

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

    A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999, if no insured depository institution is a savings association on that date. If the Association is required to convert to a bank charter, its operations and those of the Corporation will become subject to the applicable statutory and regulatory provisions of commercial banks and bank holding companies, respectively. Unless special grandfathering provisions are included in applicable legislation or regulations, the Corporation would become subject to the more restrictive activities limitations imposed on bank holding companies and the Association would become subject to general commercial banking rules. Those latter rules generally provide for less restrictive commercial and consumer lending authority but are more restrictive in such areas as service corporations investments. Under separate but related legislation, the Association is required to recapture, as taxable income, approximately $26,000 of its percentage of earnings bad debt deduction, which represents post-1987 additions, and is unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Association has provided deferred taxes for this amount and is permitted to amortize the recapture of its percentage of earnings bad debt deduction over nine years.

    Additionally, the increase in general, administrative and other expense resulted from a $63,000, or 11.4%, increase in employee compensation and benefits and a $56,000, or 90.3%, increase in franchise taxes, which were partially offset by a $60,000, or 15.6%, decrease in other operating expense. The increase in employee compensation and benefits resulted primarily from increased costs attendant to stock benefit plans, coupled with normal merit increases, while the increase in franchise taxes reflects the growth in the Corporation's equity year-to-year.

FEDERAL INCOME TAXES

    The provision for federal income taxes declined by $148,000, or 44.8%, for the nine months ended March 31, 1997, as compared to the same period in 1996. This decline resulted primarily from the decrease in net earnings before taxes of $408,000, or 43.0%. The effective tax rates were 33.6% and 34.8% for the nine months ended March 31, 1997 and 1996, respectively.

                     Community Investors Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED MARCH 31,
    1997 AND 1996

GENERAL

    The Corporation reported net earnings totaling $245,000 for the three months ended March 31, 1997, an increase of $47,000, or 23.7%, from the $198,000 of net earnings reported for the same period in 1996. The increase in earnings resulted primarily from a $13,000 increase in net interest income, a $22,000 decline in the provision for loan losses and a $14,000 decrease in general, administrative and other expense, which were partially offset by a $2,000 increase in the provision for federal income taxes.

NET INTEREST INCOME

    Net interest income increased by $13,000, or 1.6%, for the three months ended March 31, 1997, compared to the 1996 period. Interest income on loans and mortgage-backed securities increased by $260,000, or 20.6%, due primarily to an increase in the average balance of loans outstanding year-to-year. Interest income on investment securities and interest-bearing deposits decreased by $113,000, or 26.4%, due primarily to an increase in the average portfolio balance outstanding.

    Interest expense on deposits decreased by $47,000, or 5.4%, due primarily to a decline in the cost of deposits year-to-year. Interest expense on borrowings increased by $181,000 during the current period, due primarily to an increase in advances from the Federal Home Loan Bank.

PROVISION FOR LOSSES ON LOANS

    A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $22,000 provision for losses on loans during the three month period ended March 31, 1997. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

OTHER INCOME

    Other income remained constant, totaling $33,000, for the three months ended March 31, 1997 and 1996.

                     Community Investors Bancorp, Inc.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED MARCH 31,
    1997 AND 1996 (continued)

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

    General, administrative and other expense decreased by $14,000, or 3.0%, during the three months ended March 31, 1997, compared to the same period in 1996.

    The decrease resulted primarily from a decrease of $31,000, or 75.6%, in federal deposit insurance premiums and a $33,000, or 29.5%, decrease in other operating expense which were partially offset by a $20,000, or 9.7%, increase in employee compensation and benefits and a $20,000, or 87.0%, increase in franchise taxes. The increase in employee compensation and benefits resulted primarily from an increase in costs attendant to stock benefit plans and normal merit increases. The increase in franchise taxes resulted from the growth in stockholders' equity year-to-year.

FEDERAL INCOME TAXES

    The provision for federal income taxes increased by $2,000, or 1.6%, for the three months ended March 31, 1997, as compared to the same period in 1996. This increase resulted primarily from the increase in net earnings before taxes of $49,000, or 15.3%. The effective tax rates were 33.8% and 38.3% for the three months ended March 31, 1997 and 1996, respectively.

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





    Date: May 12, 1997                       By: /s/John W. Kennedy
                                                 --------------------
                                                 John W. Kennedy
                                                 President and Chief
                                                 Executive Officer


    Date: May 12, 1997                       By: /s/Robert W. Siegel
                                                 --------------------
                                                 Robert W. Siegel
                                                 Controller