Form 10-K
period 1997-06-30
COMMUNITY INVESTORS BANCORP INC
filed 1997-09-29
CIK 930277

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                      Commission File No.: 0-25470
                                           -------

                        COMMUNITY INVESTORS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                           34-1779309
---------------------------------                       ----------------------
   (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

    119 SOUTH SANDUSKY AVENUE
          BUCYRUS, OHIO                                          44820
          ------------                                        ----------
            (Address)                                         (Zip Code)

       Registrant's telephone number, including area code: (419) 562-7055

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 9, 1997 was $12,256,462.

The number of shares issued and outstanding of the Registrant's Common Stock as of September 9, 1997 was 916,371.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 1997 - Parts I, II and IV.

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 20, 1997 - Part III.

--------------------------------------------------------------------------------

                        COMMUNITY INVESTORS BANCORP, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 1.  Business of Community Investors Bancorp, Inc. . . . . . . . .  . . . . . . . . . . . . . . . . . . . . .    1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

Item 4.  Submission of Matters to a Vote of Securities Holders  . . . . . . . . . . . . . . . . . . . . . . . . .   29

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . . . . .   30

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . .   30

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure . . . . . . . . . .   30

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

Item 10.         Directors, Executive Officers, Promoters and Control Persons; Compliance
                 With Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . .   31

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . .   31

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .   32

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

                                     PART I

ITEM 1. BUSINESS OF COMMUNITY INVESTORS BANCORP, INC.

GENERAL

         Community Investors Bancorp, Inc. (the "Corporation") was organized in fiscal 1995 at the direction of the Board of Directors of First Federal Savings and Loan Association of Bucyrus (the Association) for the purpose of acquiring all of the capital stock to be issued by the Association upon its conversion from a federally-chartered mutual savings and loan to a federally-chartered stock association (the "Conversion"). Since completion of the Conversion on February 6, 1995, the Corporation has conducted business as a unitary savings and loan holding company. At June 30, 1997, the Corporation had $92.3 million of total assets, $81.2 million of total liabilities, including $72.9 million of deposits, and $11.1 million of stockholders' equity.

         The Association is a traditional savings and loan association primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences primarily located in Crawford County, Ohio. To a lesser extent, the Association originates other real estate loans secured by non-residential real estate and construction loans and non-real estate loans, primarily consumer loans. The Association also invests in U.S. Government and agency obligations and mortgage-backed securities which are issued or guaranteed by federal agencies.

LENDING ACTIVITIES

GENERAL

         A savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the Association's limit on loans-to-one borrower was approximately $1.6 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $705,000, $605,000, $325,000, $294,000 and $283,000. All of these loans or groups of loans were performing in accordance with their terms at June 30, 1997.

         LOAN PORTFOLIO COMPOSITION. The increase in net loans outstanding over the prior year was $10.2 million, $6.4 million and $3.1 million, in fiscal 1997, 1996 and 1995, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

         The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.


                                                                                JUNE 30,
                                                  --------------------------------------------------------------------
                                                         1997                     1996                      1995
                                                  -----------------        ------------------        -----------------
                                                  AMOUNT        %          AMOUNT         %          AMOUNT         %
                                                  ------      -----        ------       -----        ------      -----

                                                                        (Dollars in Thousands)

Mortgage loans:
Secured by one-to-four family residences         $62,034       79.1%      $51,999        76.5%      $48,378       79.3%
Secured by other residential properties            1,093        1.4         1,007         1.5           743        1.2
Construction loans                                 1,284        1.6         2,438         3.6           414         .7
Other, nonresidential                              2,925        3.8         3,347         4.9         3,087        5.1
                                                  ------      -----        ------       -----        ------      -----
Total mortgage loans                              67,336       85.9        58,791        86.5        52,622       86.3

Other loans:
Mobile homes                                       3,003        3.8         3,535         5.2         3,941        6.5
Commercial                                         1,114        1.4           819         1.2           862        1.4
Automobile                                         3,013        3.8         1,928         2.8         1,042        1.7
Home equity and improvement                          550         .7           357          .5           388         .6
Other                                              3,385        4.4         2,552         3.8         2,137        3.5
                                                  ------      -----        ------       -----        ------      -----
Total other loans                                 11,065       14.1         9,191        13.5         8,370       13.7
                                                  ------      -----        ------       -----        ------      -----
Total loans                                       78,401      100.0%       67,982       100.0%       60,992      100.0%
                                                              =====                     =====                    =====

Less:
Net deferred loan origination fees                   340                      329                       286
Undisbursed loan funds                             1,137                      939                       435
Allowance for loan losses                            478                      459                       399
                                                 -------                  -------                   -------
Loans receivable - net                           $76,446                  $66,255                   $59,872
                                                 =======                  =======                   =======

         CONTRACTUAL MATURITIES AND/OR REPRICINGS. The following table sets forth the scheduled contractual maturities and repricing of the Association's loan portfolio at June 30, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less and adjustable rate loans are reported as of the repricing date. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Association's loan portfolio.


                                                                MORTGAGE LOANS                              OTHER LOANS
                                        ---------------------------------------------------------------    ------------
                                        SECURED BY       SECURED BY
                                        ONE-TO-FOUR        OTHER
                                          FAMILY        RESIDENTIAL     CONSTRUCTION        OTHER,
                                        RESIDENCES       PROPERTIES         LOANS       NON-RESIDENTIAL    MOBILE HOMES
                                        ----------       ----------     ------------    ---------------    ------------

                                                                        (In Thousands)

Amounts due in:
One year or less                           $33,070            $60           $1284             $2,650            $2,705

After one year through two years           $12,273             --              --                275               298
After two years through three years            658            628              --                 --                --
After three years through five years         1,733             25              --                 --                --
After five years through ten years           4,998            130              --                 --                --
After ten years through twenty
  years                                      9,302            250              --                 --                --
                                           -------         ------          ------             ------            ------

Total(1)                                   $62,034         $1,093          $1,284             $2,925            $3,003
                                           =======         ======          ======             ======            ======

Interest rate terms on amounts
due/repricing after one year:

Fixed
Adjustable





                                                                         OTHER LOANS
                                       ---------------------------------------------------------------------------
                                                                        HOME EQUITY
                                                                            AND
                                        COMMERCIAL      AUTOMOBILE      IMPROVEMENT        OTHER            TOTAL
                                        ----------      ----------      -----------       -------          -------

                                                                      (In Thousands)

Amounts due in:
One year or less                            $968            $570             $550          $3,385          $45,242

After one year through two years             146             121               --              --           13,113
After two years through three years           --             282               --              --            1,568
After three years through five years          --           2,040               --              --            3,798
After five years through ten years            --              --                               --            5,128
After ten years through twenty
  years                                       --              --               --              --            9,552
                                          ------          ------             ----          ------          -------

Total(1)                                  $1,114          $3,013             $550          $3,385          $78,401
                                          ======          ======             ====          ======          =======

Interest rate terms on amounts
due/repricing after one year:

Fixed                                                                                                      $11,451
Adjustable                                                                                                  21,708
                                                                                                           -------
                                                                                                           $33,159


-------------------
(1) Does not include adjustments relating to loans in process, the allowance for loan losses, unearned interest and discounts and deferred fee income.

ORIGINATION, PURCHASE AND SALE OF LOANS

         The lending activities of the Association are subject to the written-non-discriminatory, underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations are obtained primarily through real estate brokers, existing customers, walk-in customers and branch managers. Appraisals are performed on all real estate loans of $75,000 or more. Property valuations are always performed by independent outside appraisers approved by the Association's Board of Directors. Hazard insurance is required on substantially all property that serves as collateral. The Association has local counsel perform a title search on each loan and issue a legal opinion as to good and marketable title. The Association, however, does not require title insurance on such loans. Substantially all of the Association's loans are secured by property located in its market area. The Association has not been an active purchaser or seller of loans.

         All real estate loans are reviewed by the Executive Committee and, provided they are within the Association's guidelines regarding amount and do not raise other special considerations requiring Board of Director approval, may be approved by that committee. The Association's managing officer is authorized to approve letters of credit of $10,000 or less and open-end additions in any amount provided that the total outstanding amount does not exceed the amount of the original mortgage. The consumer loan officer is authorized to approve consumer loans of $25,000 or less. Any loan in excess of $250,000 or any other loan that, after funded, would result in a borrower having total loans in excess of $250,000 must be approved by the Board of Directors. All other loans must be ratified by the Board, including those loans approved by the Executive Committee.

         The Association has emphasized the origination of one-to-four family residential ARMs for several years. However, originations of such loans as a percentage of total one-to-four family residential loan originations has decreased since 1991 due to the preference of the Association's customers for fixed-rate residential mortgage loans in the low interest rate environment existing during that period. As a result, in recent years, fixed-rate loans with terms of 10 to 20 years have constituted a significant portion of total loan originations. Such loan originations amounted to $4.7 million, $4.5 million, and $5.0 million during fiscal 1997, 1996 and 1995, respectively. All real estate mortgage loans are originated for portfolio, usually under terms and conditions which did not permit the immediate sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA").

         The following table shows origination, purchase and sale activity of the Association with respect to its loans during the periods indicated:


                                                              YEAR ENDED JUNE 30,
                                                     ---------------------------------------
                                                       1997            1996            1995
                                                     -------         -------         -------

                                                                (In Thousands)

 Mortgage loan originations:
   Secured by one-to-four family residences          $19,119         $11,202         $ 9,380
   Construction loans                                  2,316           1,510             776
   Other, nonresidential                                 949           1,299           1,232
                                                     -------         -------         -------
 Total mortgage loan originations                     22,384          14,011          11,388

 Other loan originations:
   Mobile homes                                          120             185             292
   Commercial                                            261             240              --
   Automobiles                                         1,231             492             544
   Home equity and improvement                           275              58              45
   Other                                               2,568           1,920           2,607
                                                     -------         -------         -------
 Total other loans                                     4,455           2,895           3,398

 Purchases of loan participations                        250             672              --
                                                     -------         -------         -------
 Total loans originated and  purchased                27,089          17,578          14,786

 Less:
   Loan principal repayments                          16,529          10,701          10,550
   Transferred to real estate, mobile homes and
     other assets held for sale                          265             275             306
 Other, net                                              104             219             805
                                                     -------         -------         -------
 Net increase in total loans                         $10,191         $ 6,383         $ 3,125
                                                     =======         =======         =======

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

         Interest receivable is accrued on all loans and credited to income as earned. Unpaid amounts for real estate mortgage loans are added to principal balances. When a loan is delinquent three payments or more, the unpaid interest is fully reserved by a provision to the allowance for uncollected interest. A nonmortgage loan is generally charged off after it becomes delinquent 120 days. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balances can be reasonably expected. The Association did not have any accruing loans 90 or more days delinquent at June 30, 1997, 1996 or 1995.

DELINQUENT LOANS

         The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Association's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                   JUNE 30, 1997
                                  --------------------------------------------------------------------------------
                                       30-59 DAYS                   60-89 DAYS                90 OR MORE DAYS
                                  ----------------------       ----------------------       ----------------------
                                              PERCENT OF                   PERCENT OF                   PERCENT OF
                                                 LOAN                         LOAN                         LOAN
                                  AMOUNT       CATEGORY        AMOUNT       CATEGORY        AMOUNT       CATEGORY
                                  ------       --------        ------       --------        ------       --------
                                                              (Dollars in Thousands)

Mortgage loans:
Secured by one-to-four
  family residences              $  596          .96%           $307         .49%            $364         .59%
Secured by other
  residential properties             --           --              --          --               --          --
Construction loans                   --           --              --          --               --          --
Other, nonresidential                --           --              --          --
                                 ------        -----            ----        ----
Total mortgage loans                596          .89%            307         .46%             364         .54%

Other loans:
Mobile homes                        400        13.32              54        1.80               98        3.26
Commercial                           --           --              --          --               --          --
Automobile                           45         1.49              25         .83                1         .03
Home equity and
  improvement                        --           --              --          --               --          --
Other                                18          .53               6         .18               45        1.33
                                 ------        -----            ----        ----             ----        ----
Total other loans                   463         4.18              85         .77              144        1.30
                                 ------        -----            ----        ----             ----        ----
Total                            $1,059         1.35%           $392         .50%            $508         .65%
                                 ======        =====            ====        ====             ====        ====


                                                                  JUNE 30, 1996
                                  -------------------------------------------------------------------------------
                                       30-59 DAYS                   60-89 DAYS                90 OR MORE DAYS
                                  ---------------------       ----------------------       ----------------------
                                              PERCENT OF                   PERCENT OF                   PERCENT OF
                                                 LOAN                         LOAN                         LOAN
                                  AMOUNT       CATEGORY       AMOUNT        CATEGORY       AMOUNT        CATEGORY
                                  ------       --------       ------        --------                     --------
                                                              (Dollars in Thousands)

Mortgage loans:
Secured by one-to-four
  family residences                 $ 81        .16%            $151         .29%            $487         .0.94%
Secured by other
  residential properties              --         --               --          --               32          3.18
Construction loans                    --         --               --          --               --            --
Other, nonresidential                 --         --               --          --               14          0.42
                                    ----      -----             ----        ----             ----          ----
Total mortgage loans                  81        .14              151         .26              533          0.91

Other loans:
Mobile homes                         620      17.54               40        1.13               78          2.21
Commercial                            --         --               --          --               --            --
Automobile                            15        .78                8        0.41               --            --
Home equity and
  improvement                          3       0.84               --          --               --            --
Other                                 55       2.16               30        1.18               25          0.98
                                    ----      -----             ----        ----             ----          ----
Total other loans                    693       7.54               78        0.85              103          1.12
                                    ----      -----             ----        ----             ----          ----
Total                               $774       1.14%            $229        0.34%            $636          0.94%
                                    ====      =====             ====        ====             ====          ====

         The following table sets forth the amounts and categories of the Association's non-performing assets and troubled debt restructurings at the dates indicated.


                                                              JUNE 30,
                                                 -----------------------------------
                                                 1997           1996            1995
                                                 -----          -----          -----
                                                       (Dollars in Thousands)

Non-accruing loans:
Secured by one-to-four family residences         $ 364          $ 487          $ 264
Secured by other residential properties             --             32             33
Other, nonresidential                               --             14             --
Mobile homes                                        98             78             67
Automobile                                           1             --             --
Other                                               45             25              2
Accruing loans 90 days or more delinquent           --             --             --
                                                 -----          -----          -----
Total non-performing loans                         508            636            366

Property acquired in settlement of loans            71             81            107
                                                 -----          -----          -----
Total non-performing assets                        579            717            473

Troubled debt restructurings                        --             --             95
                                                 -----          -----          -----
Total                                            $ 579          $ 717          $ 568
                                                 =====          =====          =====

Total non-performing loans and troubled
  debt restructurings as a percentage of
  total loans                                     0.65%          0.94%          0.76%
                                                 =====          =====          =====

Total non-performing assets and troubled
  debt restructurings as a percentage of
  total assets                                    0.63%          0.78%          0.67%
                                                 =====          =====          =====

------------------

         Additional interest income that would have been recognized had such loans performed in accordance with its original terms amounted to approximately $16,000 for the year ended June 30, 1997.

CLASSIFIED ASSETS

         Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "watch" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At June 30, 1997, the Association had $606,000 of classified assets consisting of $602,000 of substandard and $4,000 of doubtful. There were no loans categorized as "loss" at June 30, 1997. As of that same date, the Association had $343,000 of assets on its "watch" list.

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

         The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the periods presented.


                                                            YEAR ENDING JUNE 30,
                                                   --------------------------------------
                                                     1997           1996           1995
                                                   -------       ---------       --------
                                                           (Dollars in Thousands)

Average loans, net                                  $71,710         $62,012        $57,828
                                                    =======         =======        =======

Allowance for loan losses, beginning of
  year                                              $   459         $   399        $   393
Charged-off loans:
Secured by one-to-four family residences                  5              17              1
Mobile homes                                             88              73            136
Automobiles                                              14               9              6
Home equity and improvement                              --              --             --
Other                                                    24               3             30
                                                    -------         -------        -------
Total charged-off loans                                 131             102            173

Recoveries on loans previously charged off:
Secured by one-to-four family residences                 --               1              1
Secured by other residential properties                  --              --             --
Mobile homes                                              5              --              6
Automobiles                                              --              --              4
Other                                                     3               2              8
                                                    -------         -------        -------
Total recoveries                                          8               3             19
                                                    -------         -------        -------

Net loans charged-off                                   123              99            154
Provision for loan losses                               142             159            160
                                                    -------         -------        -------
Allowance for loan losses, end of period            $   478         $   459        $   399
                                                    =======         =======        =======

Net loans charged-off to average loans, net             .17%            .16%           .27%
Allowance for loan losses to total loans                .61%            .68%           .65%
Allowance for loan losses to nonperforming
  loans                                                94.1%           72.2%         109.0%
Net loans charged-off to allowance for loan
  losses                                               25.7%           21.6%          38.6%

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                             JUNE 30,
                                -----------------------------------------------------------------
                                       1997                    1996                    1995
                                ------------------      -----------------      ------------------
                                                                     % OF
                                          % OF LOANS               LOANS IN              % OF LOANS
                                            IN EACH                  EACH                  IN EACH
                                           CATEGORY                CATEGORY               CATEGORY
                                           TO TOTAL                TO TOTAL               TO TOTAL
                                AMOUNT       LOANS      AMOUNT      LOANS      AMOUNT       LOANS
                                ------       -----      ------      -----      ------       -----

                                                      (Dollars in Thousands)

 Secured by one-to-four
   family residences             $195        79.1%       $198        76.5%      $182         79.3%
 Secured by other
   residential properties          35         1.4          21         1.5         39          1.2
 Construction loans                --         1.6          --         3.6         --           .7
 Other, nonresidential             --         3.8          --         4.9         --          5.1
 Mobile homes                     186         3.8         182         5.2        143          6.5
 Commercial                        --         1.4          --         1.2         --          1.4
 Automobile                        12         3.8          10         2.8          7          1.7
 Home equity and
   improvement                     --          .7          --          .5         --           .6
 Other                             50         4.4          48         3.8         28          3.5
                                 ----       -----        ----       -----       ----        -----
 Total                           $478       100.0%       $459       100.0%      $399        100.0%
                                 ====       =====        ====       =====       ====        =====

INVESTMENT ACTIVITIES

         The Association has the authority as a federal association to invest in a wide range of mortgage securities products and low risk U.S. Government and agency securities. The Corporation accounts for investment and mortgage-backed securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when either the Corporation or the Association has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities not classified as held to maturity and equity securities are classified as available for sale. Available for sale securities are stated at fair value with any unrealized gain or loss recorded to stockholders' equity, net of related tax effects.

         The Corporation's securities portfolio is managed in accordance with a written policy adopted by the Board of Directors. All securities transactions must be approved by the Board of Directors.

         The Corporation's investment portfolio includes one collaterialized mortgage obligation (CMO) issue totalling $68,000, which is a fully amortizable security and one agency security totalling $250,000 which has a step-up feature. Both such investments are considered derivative securities. None of the Corporation's investments are considered to be high risk and management does not believe the risks associated with these investments to be significantly different from risks associated with other pass-through mortgage-backed or agency securities. The Corporation does not invest in off-balance sheet derivative securities.

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

         The Corporation considers its primary market area to be Crawford County, Ohio. The Corporation attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Corporation does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers. Management believes that an insignificant amount of deposits was held by non-residents of Ohio at June 30, 1997.

         The Corporation has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.

         The following table shows the distribution of, and certain other information relating to, the Corporation's deposits by type of deposit as of the dates indicated.


                                                             JUNE 30,
                                ------------------------------------------------------------------
                                       1997                    1996                    1995
                                -------------------     -------------------     ------------------
                                AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT     PERCENT
                                ------      -------     ------      -------     ------     -------

                                                      (Dollars in Thousands)

Passbook                         $15,454      21.2%      $14,951      21.4%    $15,378        21.8%

Money market demand,
  NOW and super NOW                7,710      10.6         6,173       8.8       6,378         9.1
Certificates of deposit           49,747      68.2        48,787      69.8      48,708        69.1
                                 -------     -----       -------     -----     -------       -----
Total deposits at end of
  period                         $72,911     100.0%      $69,911     100.0%    $70,464       100.0%
                                 =======     =====       =======     =====     =======       =====

         The following table sets forth the Corporation's net deposit flows during the periods indicated.


                                                        YEAR ENDED JUNE 30,
                                              ----------------------------------------
                                               1997             1996             1995
                                              ------          -------          -------

                                                          (In Thousands)

Net decrease before interest credited         $  (57)         $(3,587)         $(1,160)
Interest credited                              3,057            3,034            2,887
                                              ------          -------          -------
Net deposits increase (decrease)              $3,000          $  (553)         $ 1,727
                                              ======          =======          =======

         The following table sets forth maturities of the Corporation's certificates of deposit of $100,000 or more at June 30, 1997 by time remaining to maturity.


                                               AMOUNT IN THOUSANDS
                                               -------------------

Three months or less                                $  525
Over three months through six months                 2,310
Over six months through 12 months                    1,602
Over 12 months                                         787
                                                    ------
Total                                               $5,224
                                                    ======

         The following table presents, by various interest rate categories, the amount of certificates of deposit at June 30, 1997 and the amounts at June 30, 1997 which mature during the periods indicated.


                                                                   AMOUNTS AT JUNE 30, 1997
                                                                        MATURING WITHIN
                                                    -------------------------------------------------------
         CERTIFICATES OF             JUNE 30,                                       THREE
             DEPOSIT                   1997         ONE YEAR       TWO YEARS        YEARS        THEREAFTER
-----------------------------------    ----         --------       ---------     -----------     ----------

                                                                (In Thousands)

4.01% to 6.0%                         $46,896        $34,368         $11,571          $  606           $351

6.01% to 8.0%                           2,851          1,116             575             723            437
                                      -------        -------         -------          ------           ----
Total certificate accounts            $49,747        $35,484         $12,146          $1,329           $778
                                      =======        =======         =======          ======           ====

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

         The following table sets forth the maximum month-end balance and average balance of the Corporation's FHLB advances during the periods indicated.


                                                 YEAR ENDED JUNE 30,
                                        --------------------------------------
                                        1997             1996             1995
                                        ----             ----             ----

                                                (Dollars in Thousands)

Maximum balance                        $14,099          $9,884           $1,591
Average balance                         11,537           2,123            1,563
Weighted average interest rate
  of FHLB advances                        6.68%           6.08%            6.65%

         The following table sets forth certain information as to the Corporation's FHLB advances at the dates indicated.


                                                           JUNE 30,
                                            --------------------------------------
                                            1997             1996             1995
                                            ----             ----             ----

                                                    (Dollars in Thousands)

FHLB advances                              $7,810           $9,884           $1,515
Weighted average interest rate of
  FHLB advances                              6.46%            6.01%            6.69%


         All of the FHLB of Cincinnati advances on June 30, 1997 were made as part of the matched maturities program.

EMPLOYEES

         The Corporation had 22 full-time employees and 8 part-time employees at June 30, 1997. None of these employees is represented by a collective bargaining agreement, and the Corporation believes that it enjoys good relations with its personnel.

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

         The Association is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1997, the Association was in compliance with applicable loans-to-one borrower limitations.

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

         In August 1993 the OTS adopted final regulations which incorporate an interest rate risk ("IRR") component into the current risk-based capital requirement. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement. The IRR component will be equal to one-half of the difference between an institution's "measured exposure" and a "normal" level of exposure, in each case as measured in terms of the sensitivity of an institution's net portfolio value ("NPV") to changes in interest rates. The OTS will calculate changes in an institution's NPV based on financial data submitted by the institution on a quarterly basis and guidance provided by the OTS. An institution's measured IRR is expressed as the change that occurs in the NPV as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to a lower NPV) divided by the estimated economic value (present value) of its assets. An institution with a "normal" level of interest rate risk is defined as one whose measured IRR is less than 2%, as estimated by the OTS model, and only institutions whose measured IRR exceeds 2% will be required to maintain an IRR component. Since the regulations were issued requiring the IRR component, the OTS has continually waived the required adjustment. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their IRR component, as calculated by the OTS, or to request to use their own computer model to calculate their IRR component. The OTS also indicated that it will delay invoking its IRR rule requiring institutions with above normal IRR exposure to adjust their regulatory capital requirement until the new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Had the IRR component been required as of June 30, 1997, the date of the latest available information, there would have been a reduction of $150,000 in risk based capital. Regardless of such reduction, the Association's risk-based capital at June 30, 1997 would still have exceeded the regulatory requirement by $6.7 million.

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

         At June 30, 1997, the Association was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

         Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

         At June 30, 1997, the Association's regulatory liquidity totaled $12.3 million, or 15.2%, which exceeded the minimum regulatory requirement by $8.2 million.

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

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1997, the qualified thrift investments of the Association were approximately 99% of its portfolio assets.

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

         Generally, a savings association that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (a "Tier I institution") may make capital distributions during any calendar year up to the higher of (a) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (b) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition of capital distributions without specific OTS approval. At June 30, 1997, the Association was a Tier I association under the OTS capital distribution regulation.

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

FEDERAL HOME LOAN BANK SYSTEM

         The Association is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1997, the Association had advances of $7.8 million from the FHLB of Cincinnati.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to a least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1997, the Association had $768,000 in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of Cincinnati to the Association for the fiscal year ended June 30, 1997 totalled $49,000.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At June 30, 1997, the Association was in compliance with applicable requirements.

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

         Bad Debt Reserves - Under applicable provisions of the Code, savings institutions such as the Association are permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The bad debt deduction is generally based on a savings institution's actual loss experience (the "Experience Method"). Alternatively, provided that certain definitional tests relating to the composition of assets and the nature of its business are met, a savings institution was able to elect annually to compute its allowable addition to its bad debt reserves for qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "Percentage Method").

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

         Under the Percentage Method, the bad debt deduction with respect to qualifying real property loans was computed as a percentage of the Association's taxable income before such deduction, as adjusted for certain items (such as capital gains and the dividends received deduction). Under this method, a qualifying institution such as the Association generally may deduct 8% of its taxable income. The availability of the Percentage Method has permitted a qualifying savings institution, such as the Association, to be taxed at an effective federal income tax rate of 31.3%, as compared to 34% for corporations generally.

         The Percentage Method deduction was limited to the excess of 12% of savings accounts at year end over the sum of surplus, undivided profits and reserves at the beginning of the year. For taxable years ended on or before June 30, 1994, the Association has generally elected to use the Percentage Method to compute the amount of its bad debt deduction with respect to its qualifying real property loans.

         Pursuant to certain legislation which was recently enacted and which will be effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Association, would no longer be permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions would be permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation will require the Association to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation will require a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Association originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Association during its six taxable years preceding 1996. The Association has provided deferred taxes for the post-1987 bad debt reserves, and therefore the recapture of the Association's bad debt reserves accumulated after 1987 will not have a material adverse effect on the Association's financial condition and results of operations.

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

         As of June 30, 1997, the Association's accumulated bad debt reserve for qualifying real property loans and its supplemental bad debt reserve balances were approximately $808,000 and $294,000, respectively. The Association believes it has approximately $[4.5 million of accumulated earnings and profits as of June 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "Dividend Policy."

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

         Audit by IRS - The Association's consolidated federal income tax returns for taxable years through December 31, 1993 have been closed for the purpose of examination by the IRS.

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

STATE TAXATION

         The Association is subject to an Ohio franchise taxed based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.5% for 1997 and 1996.

ITEM 2.  PROPERTIES

         At June 30, 1997, the Corporation conducted its business from its executive offices in Bucyrus, Ohio and two branch offices which include a full-service office and a limited service facility that does not offer loan products. All of these offices are located in Crawford County, Ohio.

         The following table sets forth certain information with respect to the Corporation's office properties at June 30, 1997.

                                                                      NET BOOK
                                                   LEASED/            VALUE OF           AMOUNT OF
             DESCRIPTION/ADDRESS                    OWNED             PROPERTY           DEPOSITS
             -------------------                    -----             --------           --------

                                                                             (In Thousands)

 Main Office                                        Owned                 $335              $60,649
 119 South Sandusky Avenue
 Bucyrus, Ohio  44820

 South Branch Office                                Owned                  151                6,161
 South Sandusky and Marion Road
 Bucyrus, Ohio  44820

 New Washington Branch(1)                           Owned                   51                6,101
 115 South Kibler Street
 New Washington, Ohio  44854

 Automated Teller Machine                           Owned                                        --
 1661 Marion Road                                 (machine                $ 81
 Bucyrus, Ohio                                      only)                 ----              -------

                                                                          $618              $72,911
                                                                          ====              =======

---------------------

(1)      Limited-service branch office.

ITEM 3.  LEGAL PROCEEDINGS

         The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the Corporation's financial condition.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 1997.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required herein is incorporated by reference from page 4 of the Corporation's Annual Report to Stockholders for fiscal 1997 ("Annual Report"), which is included herein as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required herein is incorporated by reference from pages 5 and 6 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required herein is incorporated by reference from pages 7 through 12 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required herein are incorporated by reference from pages 20 through 49 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required herein is incorporated by reference from page 13 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                   PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required herein is incorporated by reference from pages 3 through 6 of the Registrant's Proxy Statement dated September 17, 1997 ("Proxy Statement").

ITEM 11.         EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from pages 10 through 12 of the Registrant's Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from pages 7 through 9 of the Registrant's Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from pages 12 and 13 of the Registrant's Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)     Financial Statements

         The following financial statements are incorporated herein by reference from pages 20 through 49 of the Annual Report:

         Report of Independent Certified Public Accountants

         Consolidated Statements of Financial Condition as of June 30, 1997 and 1996

         Consolidated Statements of Earnings for the years ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

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

         (3)     Exhibits

         The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

EXHIBIT
NUMBER      DESCRIPTION                                                         PAGE
------      -----------                                                         ----

3.1         Articles of Incorporation                                            *
3.2         Code of Regulations of Community Investors Bancorp, Inc.             *
3.3         Bylaws of Community Investors Bancorp, Inc.                          *
4.1         Specimen Stock Certificate of Community Investors
              Bancorp, Inc.                                                      *

EXHIBIT
NUMBER      DESCRIPTION                                                         PAGE
------      -----------                                                         ----
10.1        Form of Severance Agreement between Community
            Investors Bancorp, Inc. and John W. Kennedy and Brian R. Buckley     *

10.5        Employee Stock Ownership Plan                                        *

13          Annual Report to Stockholders                                       E-1

27          Financial Data Schedule

* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-84132) filed with the Securities and Exchange Commission on September 16, 1994, as amended.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K for the quarter ended June 30, 1997.

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

                                    FIRST FEDERAL SAVINGS AND LOAN

September 29, 1997                  By:   /s/ John W. Kennedy
                                          ---------------------------
                                          John W. Kennedy
                                          President and Managing Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 29, 1997.

                     Signature                                  Title
                     ---------                                  -----
/s/ John W. Kennedy                                    President and Managing Officer
-------------------------------------
John W. Kennedy

/s/ Brian R. Buckley                                   Vice President and Treasurer
-------------------------------------
Brian R. Buckley

/s/ Dale C. Hoyles                                     Chairman of the Board
-------------------------------------
Dale C. Hoyles

/s/ David M. Auck                                      Vice Chairman of the Board
-------------------------------------
David M. Auck

/s/ Richard L. Cory                                    Director
-------------------------------------
Richard L. Cory

/s/ Phillip E. Harris                                  Director
-------------------------------------
Phillip E. Harris

/s/ Thomas P. Moore                                    Director
-------------------------------------
Thomas P. Moore

/s/ Brent D. Fissel, D.D.S.                            Director
-------------------------------------
Brent D. Fissel