Form 10-Q
period 1997-09-30
COMMUNITY INVESTORS BANCORP INC
filed 1997-11-13
CIK 930277

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997
                               --------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 33-84132

                        COMMUNITY INVESTORS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Ohio                                                34-1779309
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

119 South Sandusky Avenue
Bucyrus, Ohio                                                        44820
(Address of principal                                             (Zip Code)
executive office)

Issuers' telephone number, including area code: (419)  562-7055

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                    No

As of November 10, 1997, the latest practicable date, 902,371 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










                               Page 1 of 14 pages

                                      INDEX

                                                                     Page

PART I  -  FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition            3

             Consolidated Statements of Earnings                       4

             Consolidated Statements of Cash Flows                     5

             Notes to Consolidated Financial Statements                7

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                               10


PART II - OTHER INFORMATION                                           13

SIGNATURES                                                            14


                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      September 30,            June 30,
         ASSETS                                                                                1997                1997

Cash and due from banks ................................................................  $     575           $     480
Federal funds sold .....................................................................         60                  60
Interest-bearing deposits in other financial institutions ..............................        873               1,870
                                                                                           --------             -------
         Cash and cash equivalents .....................................................      1,508               2,410

Investment securities available for sale - at market ...................................      1,503               1,498
Investment securities - at amortized cost, approximate market value of
  $8,521 and $8,216 as of  September 30, 1997 and June 30, 1997 ........................      8,567               8,258
Mortgage-backed securities - at amortized cost, approximate market value
  of $1,654 and $1,714 as of September 30, 1997 and June 30, 1997 ......................      1,672               1,732
Loans receivable - net .................................................................     79,160              76,446
Property acquired in settlement of loans ...............................................         40                  71
Office premises and equipment - at depreciated cost ....................................        615                 618
Federal Home Loan Bank stock - at cost .................................................        782                 768
Accrued interest receivable on loans ...................................................        106                  89
Accrued interest receivable on mortgage-backed securities ..............................          9                  12
Accrued interest receivable on investments and interest-bearing deposits ...............        165                 142
Prepaid expenses and other assets ......................................................         87                 146
Deferred federal income taxes ..........................................................        114                 114
                                                                                           --------            --------

         Total assets ..................................................................    $94,328             $92,304
                                                                                             ======              ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ...............................................................................    $74,075             $72,911
Advances from the Federal Home Loan Bank ...............................................      8,539               7,810
Advances by borrowers for taxes and insurance ..........................................         13                   7
Accrued interest payable ...............................................................        273                 290
Other liabilities ......................................................................        191                 149
Accrued federal income taxes ...........................................................        152                  24
                                                                                           --------           ---------
         Total liabilities .............................................................     83,243              81,191

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued .........         -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,107,171 shares issued ...         11                  11
  Additional paid-in capital ...........................................................      6,827               6,827
  Retained earnings, restricted ........................................................      7,299               7,142
  Shares acquired by stock benefit plans ...............................................       (890)               (890)
  Less 190,800 and 177,800 shares of treasury stock - at cost ..........................     (2,156)             (1,971)
  Unrealized losses on securities designated as available for sale, net of
    related tax effects ................................................................         (6)                 (6)
                                                                                         ----------          ----------
         Total stockholders' equity ....................................................     11,085              11,113
                                                                                             ------              ------

         Total liabilities and stockholders' equity ....................................    $94,328             $92,304
                                                                                             ======              ======



                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   For the three month periods ended September 30,
                       (In thousands, except share data)


                                                                 1997                1996

Interest income
  Loans .................................................      $1,631              $1,429
  Mortgage-backed securities ............................          23                  39
  Investment securities .................................         162                 299
  Interest-bearing deposits and other ...................           3                   9
                                                             --------            --------
         Total interest income ..........................       1,819               1,776

Interest expense
  Deposits ..............................................         884                 811
  Borrowings ............................................         122                 163
                                                               ------              ------
         Total interest expense .........................       1,006                 974
                                                                -----              ------

         Net interest income ............................         813                 802

Provision for losses on loans ...........................           2                  46
                                                             --------             -------

         Net interest income after provision
           for losses on loans ..........................         811                 756

Other income
  Gain on sale of other repossessed assets ..............           2                   1
  Other operating .......................................          41                  25
                                                              -------             -------
         Total other income .............................          43                  26

General, administrative and other expense
  Employee compensation and benefits ....................         239                 161
  Occupancy and equipment ...............................          32                  30
  Federal deposit insurance premiums ....................          11                 502
  Franchise taxes .......................................          39                  33
  Expenses of property acquired in settlement of loans ..           9                  19
  Data processing .......................................          43                  42
  Other operating .......................................         114                 123
                                                               ------              ------
         Total general, administrative and other expense          487                 910
                                                               ------              ------

         Earnings (loss) before income taxes (credits) ..         367                (128)

Federal income taxes (credits)
  Current ...............................................         121                 (16)
  Deferred ..............................................          10                  (9)
                                                              -------            --------
         Total federal income taxes (credits) ...........         131                 (25)
                                                               ------             -------

         NET EARNINGS (LOSS) ............................     $   236             $  (103)
                                                               ======              ======

         EARNINGS (LOSS) PER SHARE ......................       $.28               $(.17)
                                                                 ===                ====

                                        4


                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)


                                                                                 1997              1996

Cash flows from operating activities:
  Net earnings (loss) for the period ......................................   $   236           $  (103)
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net ....................        (4)               (5)
    Amortization of deferred loan origination fees ........................       (48)              (25)
    Depreciation and amortization .........................................         9                 7
    Provision for losses on loans .........................................         2                46
    Gain on sale of other repossessed assets ..............................        (2)               (1)
    Federal Home Loan Bank stock dividends ................................       (14)               -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans ................................       (17)              (14)
      Accrued interest receivable on mortgage-backed securities ...........         3                 2
      Accrued interest receivable on investments and
        interest-bearing deposits .........................................       (23)             (124)
      Prepaid expenses and other assets ...................................        59                49
      Accrued interest payable ............................................       (17)               20
      Other liabilities ...................................................        36               465
      Federal income taxes
        Current ...........................................................       124               (84)
        Deferred ..........................................................        10                (9)
                                                                              -------          --------
         Net cash provided by operating activities ........................       354               224

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities .........................       200             1,426
  Purchase of investment securities designated as available for sale ......        -             (1,030)
  Purchase of investment securities designated as held to maturity ........      (500)             (500)
  Principal repayments on mortgage-backed securities ......................        60               599
  Loan principal repayments ...............................................     3,837             4,630
  Loan disbursements ......................................................    (6,515)           (7,999)
  Purchase of office premises and equipment ...............................        (6)              (50)
  Proceeds from sale of other repossessed assets ..........................        33                30
  Purchase of Federal Home Loan Bank stock ................................        -                (50)
                                                                                -----           -------
         Net cash used in investing activities ............................    (2,891)           (2,944)
                                                                                -----             -----

         Net cash used in operating and investing
           activities (subtotal carried forward) ..........................    (2,537)           (2,720)
                                                                                -----             -----


                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                             1997              1996

         Net cash used in operating and investing activities
           (subtotal brought forward) ................................... $(2,537)          $(2,720)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts ......................................   1,164               257
  Proceeds from Federal Home Loan Bank advances .........................   7,300             2,500
  Repayment of Federal Home Loan Bank advances ..........................  (6,571)              (14)
  Advances by borrowers for taxes and insurance .........................       6                 5
  Purchase of treasury stock ............................................    (185)               -
  Dividends on common stock .............................................     (79)              (64)
                                                                         --------          --------
         Net cash provided by financing activities ......................   1,635             2,684
                                                                           ------            ------

Net decrease in cash and cash equivalents ...............................    (902)              (36)

Cash and cash equivalents at beginning of period ........................   2,410             1,909
                                                                           ------            ------

Cash and cash equivalents at end of period .............................. $ 1,508           $ 1,873
                                                                           ======            ======


Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes ..............................................   $    15          $    100
                                                                           ======           =======

    Interest on deposits and borrowings ...............................   $ 1,023          $    954
                                                                           ======           =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to other repossessed assets ....................   $    -          $      62
                                                                           ======          ========


                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 1997 and 1996


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

     The  accompanying   consolidated   financial  statements  include  the
     accounts of Community Investors Bancorp, Inc. (the "Corporation") and First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 70,763 unallocated ESOP shares, totaled 847,440 for the three month period ended September 30, 1997. Weighted-average common shares deemed outstanding, which gives effect to 53,147 unallocated ESOP shares, totaled 613,099 for the three month period ended September 30, 1996. There is no dilutive effect associated with the Corporation's stock option plan.

    4.   Effects of Recent Accounting Pronouncements

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

                        Community Investors Bancorp, Inc.

             For the three months ended September 30, 1997 and 1996


    4.   Effects of Recent Accounting Pronouncements (continued)

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

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early adoption is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the three month period ended September 30, 1997 would have each been $.28. Basic and diluted loss per share for the three month period ended September 30, 1996 would have each been $.17.

    In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Corporation's financial statements.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                        Community Investors Bancorp, Inc.

             For the three months ended September 30, 1997 and 1996


    4.   Effects of Recent Accounting Pronouncements (continued)

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain accounting pronouncements.


Discussion of Financial Condition Changes from June 30, 1997 to September 30,
  1997

At September 30, 1997, the Corporation's assets totaled $94.3 million, an increase of $2.0 million, or 2.2%, over the $92.3 million of total assets at June 30, 1997. The increase in assets was funded through growth in the deposit portfolio of $1.2 million coupled with an increase in advances from the Federal Home Loan Bank of $729,000.

Cash, interest-bearing deposits and investment securities decreased by $588,000 over the three month period, to a total of $11.6 million at September 30, 1997, as investment securities purchases of $500,000 were offset by maturities of $200,000 and a decline in cash and cash equivalents of $902,000. Regulatory liquidity amounted to 13.88% at September 30, 1997.

Loans receivable increased by $2.7 million, or 3.6%, during the three month period, to a total of $79.2 million at September 30, 1997. Loan disbursements amounted to $6.5 million and were partially offset by principal repayments of $3.8 million. Loan disbursements decreased by $1.5 million, or 18.6%, during the three months ended September 30, 1997, as compared to the same period in 1996. The allowance for loan losses totaled $472,000 at September 30, 1997, as compared to $478,000 at June 30, 1997. Nonperforming loans totaled $457,000 at September 30, 1997, as compared to $508,000 at June 30, 1997. The allowance for loan losses represented 103.3% of nonperforming loans as of September 30, 1997 and 94.1% at June 30, 1997. Although management believes that its allowance for loan losses at September 30, 1997 is adequate based upon the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $74.1 million at September 30, 1997, an increase of $1.2 million, or 1.6%, over June 30, 1997 levels. Management continued its effort to achieve a moderate rate of growth in the deposit portfolio through marketing and pricing strategies.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to September 30, 1997 (continued)

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

At September 30, 1997, the Association's tangible and core capital totaled $10.6 million, or 11.2%, of adjusted total assets, which exceeded the minimum requirements of $1.4 million and $2.8 million by $9.2 million and $7.8 million, respectively. The Association's risk-based capital of $11.1 million, or 21.4% of risk-weighted assets, exceeded the current 8% requirement by $7.0 million.


Comparison of Operating Results for the Three Month Periods Ended September 30,
  1997 and 1996

General

The Corporation's net earnings totaled $236,000 for the three months ended September 30, 1997, an increase of $339,000, or 329.1%, from the $103,000 of net loss reported for the same period in 1996. The 1996 loss resulted primarily from a one-time charge of $458,000 recorded in the 1996 period reflecting the assessment to recapitalize the Savings Association Insurance Fund (the "SAIF"). There was no SAIF assessment in the 1997 period, which was the primary reason for the significant increase in earnings. The increase was also a result of a $17,000 increase in other income, a $11,000 increase in net interest income, and a $44,000 decrease in the provision for losses on loans, which were partially offset by a $35,000 increase in general, administrative and other expense (excluding the above SAIF assessment) and a $156,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest income increased by $11,000, or 1.4%, for the three months ended September 30, 1997, compared to the 1996 period. Interest income on loans and mortgage-backed securities increased by $186,000, or 12.7%, due primarily to a $9.1 million increase in the average balance of loans and mortgage-backed securities outstanding year-to-year, which was partially offset by a 2 basis point decline in the average yield, to 8.32% in the 1997 period. Interest income on investment securities and interest-bearing deposits decreased by $143,000, or 46.4%, due primarily to a $8.5 million decrease in the average portfolio balance outstanding year-to-year, combined with a 38 basis point decrease in the average yield, to 5.85% in the 1997 period.

Interest expense on deposits increased by $73,000, or 9.0%, due primarily to a $3.5 million increase in the average balance of deposits outstanding year-to-year, combined with a 18 basis point increase in the cost of deposits year-to-year, to 4.81% in the 1997 period. Interest expense on borrowings decreased by $41,000 during the current period, due primarily to a $3.0 million decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1997 and 1996 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $11,000, or 1.4%, to a total of $813,000 for the three months ended September 30, 1997. The interest rate spread remained constant at approximately 3.08% during the respective 1997 and 1996 periods, while the net interest margin totaled approximately 3.58% in 1997, as compared to 3.56% in 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $2,000 provision for losses on loans during the three month period ended September 30, 1997, a decrease of $44,000, or 95.7%, from the 1996 period. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $17,000, or 65.4%, for the three months ended September 30, 1997, compared to the same period in 1996.

General, Administrative and Other Expense

General, administrative and other expense decreased by $423,000, or 46.5%, during the three months ended September 30, 1997, compared to the same period in 1996. The 1996 expense resulted primarily from the one-time charge of $458,000 recorded in 1996 attendant to the aforementioned SAIF recapitalization. There was no SAIF assessment in the 1997 period. However, the 1997 expense decrease was partially offset by an increase of $78,000, or 48.4%, in employee compensation and benefits compared to the same period in 1996. The increase in employee compensation and benefits is attributable to salaries associated with the addition of a key employee during the three months ended September 30, 1997, as compared to the same period in 1996, as well as general merit increases period-to-period.

Additionally, the decrease in general, administrative and other expense resulted from a $9,000, or 7.3%, decrease in other operating expense, which was partially offset by a $6,000, or 18.2%, increase in franchise tax expense.

Federal Income Taxes

The provision for federal income taxes totaled $131,000 for the three months ended September 30, 1997. The effective tax rate was 35.7% for the three months ended September 30, 1997. The effective tax rates were 35.7% and (19.5)% for the three months ended September 30, 1997 and 1996, respectively.

                        Community Investors Bancorp, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

           Not applicable


ITEM 2.  Changes in Securities

           Not applicable


ITEM 3.  Defaults Upon Senior Securities

           Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

           On October 20, 1997, the Annual Meeting of the Corporation's Stockholders was held. Three directors nominated were elected to terms expiring in two years by the following votes.

           Brent D. Fissel, D.D.S.   For:  753,892        Abstain:  4,714

           Dale C. Hoyles            For:  751,566        Abstain:  7,070

           Thomas P. Moore           For:  755,466        Abstain:  3,140

           One other matter was submitted to the stockholders, for which the following votes were cast:

           Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 1998.

           For:  751,456           Against:  2,538         Abstain:  4,612

ITEM 5.  Other Materially Important Events

           None


ITEM 6.  Exhibits and Reports on Form 8-K

           Exhibits:                Financial data schedule for the three months
                                    ended September 30, 1997.

           Report on Form 8-K:      None.

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      November 10, 1997                     By:  /s/John W. Kennedy
       --------------------------                     ------------------
                                                      John W. Kennedy
                                                      President and Chief
                                                      Executive Officer



Date:      November 10, 1997                     By:  /s/Robert W. Siegel
       ---------------------------                    -------------------
                                                      Robert W. Siegel
                                                      Controller