Form 10QSB
period 1997-12-31
COMMUNITY INVESTORS BANCORP INC
filed 1998-02-12
CIK 930277

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1997
                               -------------------------------------------

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

Yes    X                                                       No

As of February 6, 1998, the latest practicable date, 902,371 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










                               Page 1 of 17 pages

                                      INDEX

                                                                       Page

PART I   -    FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition          3

                  Consolidated Statements of Earnings                     4

                  Consolidated Statements of Cash Flows                   5

                  Notes to Consolidated Financial Statements              7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             10


PART II  -    OTHER INFORMATION                                          16

SIGNATURES                                                               17

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                       December 31,            June 30,
         ASSETS                                                                                1997                1997
Cash and due from banks                                                                    $  1,673           $     480
Federal funds sold                                                                               60                  60
Interest-bearing deposits in other financial institutions                                       201               1,870
                                                                                           --------             -------
         Cash and cash equivalents                                                            1,934               2,410

Investment securities available for sale - at market                                            477               1,498
Investment securities - at amortized cost, approximate market value of
  $8,697 and $8,216 as of  December 31, 1997 and June 30, 1997                                8,654               8,258
Mortgage-backed securities - at amortized cost, approximate market value
  of $1,541 and $1,714 as of December 31, 1997 and June 30, 1997                              1,603               1,732
Loans receivable - net                                                                       81,292              76,446
Property acquired in settlement of loans                                                         41                  71
Office premises and equipment - at depreciated cost                                             611                 618
Federal Home Loan Bank stock - at cost                                                          796                 768
Accrued interest receivable on loans                                                             81                  89
Accrued interest receivable on mortgage-backed securities                                         9                  12
Accrued interest receivable on investments and interest-bearing deposits                        149                 142
Prepaid expenses and other assets                                                                77                 146
Deferred federal income taxes                                                                   152                 114
                                                                                           --------            --------

         Total assets                                                                       $95,876             $92,304
                                                                                             ======              ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                    $75,247             $72,911
Advances from the Federal Home Loan Bank                                                      8,917               7,810
Advances by borrowers for taxes and insurance                                                    20                   7
Accrued interest payable                                                                        315                 290
Other liabilities                                                                               141                 149
Accrued federal income taxes                                                                    130                  24
                                                                                           --------           ---------
         Total liabilities                                                                   84,770              81,191

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,107,171 shares issued             11                  11
  Additional paid-in capital                                                                  6,854               6,827
  Retained earnings, restricted                                                               7,452               7,142
  Shares acquired by stock benefit plans                                                       (830)               (890)
  Less 204,800 and 177,800 shares of treasury stock - at cost                                (2,374)             (1,971)
  Unrealized losses on securities designated as available for sale, net of related
    tax effects                                                                                  (7)                 (6)
                                                                                         ----------          ----------
         Total stockholders' equity                                                          11,106              11,113
                                                                                             ------              ------

         Total liabilities and stockholders' equity                                         $95,876             $92,304
                                                                                             ======              ======


                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                         Six months ended             Three months ended
                                                                            December 31,                  December 31,
                                                                         1997         1996            1997         1996
Interest income
  Loans                                                                $3,258       $2,909          $1,627       $1,480
  Mortgage-backed securities                                               51           77              28           38
  Investment securities                                                   343          606             181          307
  Interest-bearing deposits and other                                       7           16               4            7
                                                                     --------      -------        --------     --------
         Total interest income                                          3,659        3,608           1,840        1,832

Interest expense
  Deposits                                                              1,784        1,634             900          823
  Borrowings                                                              245          356             123          193
                                                                       ------       ------          ------       ------
         Total interest expense                                         2,029        1,990           1,023        1,016
                                                                        -----        -----           -----        -----

         Net interest income                                            1,630        1,618             817          816

Provision for losses on loans                                              56           96              54           50
                                                                      -------      -------         -------      -------

         Net interest income after provision
           for losses on loans                                          1,574        1,522             763          766

Other income
  Gain (loss) on sale of repossessed assets                                (2)           1              (4)          -
  Other operating                                                          95           66              54           41
                                                                      -------      -------         -------      -------
         Total other income                                                93           67              50           41

General, administrative and other expense
  Employee compensation and benefits                                      485          388             246          227
  Occupancy and equipment                                                  63           61              31           31
  Federal deposit insurance premiums                                       23          532              12           30
  Franchise taxes                                                          70           75              31           42
  Expenses of property acquired in settlement of loans                     15           41               6           22
  Data processing                                                          80           76              37           34
  Other operating                                                         248          245             134          122
                                                                       ------       ------          ------       ------
         Total general, administrative and other expense                  984        1,418             497          508
                                                                       ------        -----          ------       ------

         Earnings before income taxes                                     683          171             316          299

Federal income taxes
  Current                                                                 273           34             152           50
  Deferred                                                                (38)          23             (48)          32
                                                                      -------      -------         -------      -------
         Total federal income taxes                                       235           57             104           82
                                                                       ------      -------          ------      -------

         NET EARNINGS                                                 $   448      $   114         $   212      $   217
                                                                       ======       ======          ======       ======

         EARNINGS PER SHARE
           Basic                                                         $.53         $.12            $.25         $.24
                                                                          ===          ===             ===          ===

           Diluted                                                       $.52         $.12            $.25         $.24
                                                                          ===          ===             ===          ===



                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)


                                                                                                 1997              1996
Cash flows from operating activities:
  Net earnings for the period                                                               $     448         $     114
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                            (19)              (11)
    Amortization of deferred loan origination fees                                                (46)              (48)
    Depreciation and amortization                                                                  24                18
    Provision for losses on loans                                                                  56                96
    Amortization expense of stock benefit plans                                                    87                34
    (Gain) loss on sale of repossessed assets                                                       2                (1)
    Federal Home Loan Bank stock dividends                                                        (28)              (22)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                          8               (18)
      Accrued interest receivable on mortgage-backed securities                                     3                 2
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                  (7)               65
      Prepaid expenses and other assets                                                            94                67
      Accrued interest payable                                                                     25                22
      Other liabilities                                                                            (8)               26
      Federal income taxes
        Current                                                                                   106               (35)
        Deferred                                                                                  (38)               23
                                                                                            ---------         ---------
         Net cash provided by operating activities                                                707               332

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               1,700             2,564
  Purchase of investment securities designated as available for sale                               -             (1,030)
  Purchase of investment securities designated as held to maturity                             (1,082)             (500)
  Principal repayments on mortgage-backed securities                                              129               896
  Loan principal repayments                                                                     8,688             8,939
  Loan disbursements                                                                          (13,557)          (15,080)
  Purchase of office premises and equipment                                                       (17)              (56)
  Proceeds from sale of repossessed assets                                                         41               167
  Purchase of Federal Home Loan Bank stock                                                         -               (144)
                                                                                              -------          --------
         Net cash used in investing activities                                                 (4,098)           (4,244)
                                                                                              -------           -------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                               (3,391)           (3,912)
                                                                                              -------           -------



                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,


                                                                                                 1997              1996
         Net cash used in operating and investing
           activities (subtotal brought forward)                                              $(3,391)          $(3,912)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              2,336               441
  Proceeds from Federal Home Loan Bank advances                                                 9,300             5,250
  Repayment of Federal Home Loan Bank advances                                                 (8,193)           (1,143)
  Advances by borrowers for taxes and insurance                                                    13                12
  Purchase of treasury stock                                                                     (403)             (593)
  Dividends on common stock                                                                      (138)             (129)
                                                                                              -------           -------
         Net cash provided by financing activities                                              2,915             3,838
                                                                                               ------            ------

Net decrease in cash and cash equivalents                                                        (476)              (74)

Cash and cash equivalents at beginning of period                                                2,410             1,909
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 1,934           $ 1,835
                                                                                               ======            ======


Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes                                                                     $    185          $    100
                                                                                              =======           =======

    Interest on deposits and borrowings                                                       $ 2,004           $ 1,968
                                                                                               ======            ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to repossessed assets                                                $      13          $    176
                                                                                             ========           =======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                   $       (1)       $        1
                                                                                            =========         =========


                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 1997 and 1996


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 70,763 unallocated ESOP shares, totaled 842,133 and 834,815 for the six and three month periods ended December 31, 1997, respectively. Weighted-average common shares deemed outstanding, which gives effect to 84,152 unallocated ESOP shares, totaled 912,500 and 896,493 for each of the six and three month periods ended December 31, 1996.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 862,000 and 854,682 for the six and three month periods ended December 31, 1997, respectively, and 915,652 and 902,804 for the six and three month periods ended December 31, 1996, respectively. Weighted-average common shares outstanding for the six and three month periods ended December 31, 1996, have been restated to give effect to the Corporation's three-for-two stock split in fiscal 1997.

                        Community Investors Bancorp, Inc.

          For the six and three months ended December 31, 1997 and 1996


    4.   Effects of Recent Accounting Pronouncements (continued)

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

    SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Corporation's consolidated financial position or results of operations.

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

                        Community Investors Bancorp, Inc.

          For the six and three months ended December 31, 1997 and 1996


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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of the year 2000 on certain information technology systems and the effect of certain recent accounting pronouncements.


Discussion of Financial Condition Changes from June 30, 1997 to
  December 31, 1997

At December 31, 1997, the Corporation's assets totaled $95.9 million, an increase of $3.6 million, or 3.9%, over the $92.3 million of total assets reported at June 30, 1997. The increase in assets was funded primarily through growth in the deposit portfolio of $2.3 million, coupled with an increase in advances from the Federal Home Loan Bank of $1.1 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $1.1 million during the six month period, to a total of $11.1 million at December 31, 1997, as investment securities purchases of $1.1 million were offset by maturities totaling $1.7 million. Excess liquidity was redeployed primarily to fund growth in the loan portfolio. Regulatory liquidity amounted to 13.9% at December 31, 1997.

Loans  receivable  increased  by $4.8  million,  or 6.3%,  during  the six month period, to a total of $81.3 million at December 31, 1997. Loan disbursements amounted to $13.6 million and were partially offset by principal repayments of $8.7 million. Loan disbursements decreased by $1.5 million, or 10.1%, during the six months ended December 31, 1997, as compared to the same period in 1996. The allowance for loan losses totaled $510,000 at December 31, 1997, as compared to $478,000 at June 30, 1997. Nonperforming loans totaled $578,000 at December 31, 1997, as compared to $508,000 at June 30, 1997. The allowance for loan losses represented 88.2% of nonperforming loans as of December 31, 1997 and 94.1% at June 30, 1997. Although management believes that its allowance for loan losses at December 31, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $75.2 million at December 31, 1997, an increase of $2.3 million, or 3.2%, over June 30, 1997 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion  of  Financial  Condition  Changes from June 30, 1997 to December 31,
  1997 (continued)

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

At December 31, 1997, the Association's tangible and core capital totaled $10.5 million, or 11.0%, of adjusted total assets, which exceeded the minimum requirements of $1.4 million and $2.9 million by $9.1 million and $7.7 million, respectively. The Association's risk-based capital of $11.0 million, or 20.7% of risk-weighted assets, exceeded the current 8% requirement by $6.7 million.


Comparison of Operating Results for the Six Month Periods Ended December 31,
  1997 and 1996

General

The Corporation's net earnings totaled $448,000 for the six months ended December 31, 1997, an increase of $334,000, or 293%, over the $114,000 of net earnings reported for the same period in 1996. The increase in earnings resulted primarily from a $304,000 one-time after tax charge recorded in the 1996 period reflecting the assessment to recapitalize the Savings Association Insurance Fund
(SAIF), coupled with a $12,000 increase in net interest income and a $26,000 increase in other income, which were partially offset by a $24,000 increase in general, administrative and other expense (other than the one-time SAIF recapitalization pre-tax charge of $458,000) and a $178,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest income increased by $12,000, or .7%, for the six months ended December 31, 1997, compared to the 1996 period. Interest income on loans increased by $349,000, or 12.0%, due primarily to a $10.6 million increase in the average balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $298,000, or 42.6%, due primarily to a $10.0 million decrease in the average portfolio balance outstanding.

Interest expense on deposits increased by $150,000, or 9.2%, due primarily to a $4.2 million increase in the weighted-average balance of deposits outstanding, which was partially offset by a decline in the cost of deposits year-to-year. Interest expense on borrowings decreased by $111,000, or 31.2%, during the current period, due primarily to a $3.7 million decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
  1997 and 1996 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $12,000, or .7%, to a total of $1.6 million for the six months ended December 31, 1997. The interest rate spread amounted to approximately 3.02% in the 1997 six month period, as compared to 3.05% during the 1996 period, while the net interest margin totaled approximately 3.53% in 1997, as compared to 3.54% in 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $56,000 provision for losses on loans during the six month period ended December 31, 1997, a decline of $40,000, or 41.7%, from the comparable 1996 period. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $26,000, or 38.8%, for the six months ended December 31, 1997, compared to the same period in 1996, due primarily to an increase in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense decreased by $434,000, or 30.6%, during the six months ended December 31, 1997, compared to the same period in 1996. This decrease resulted primarily from the $458,000 one-time charge recorded in 1996 attendant to the aforementioned SAIF recapitalization

Excluding the SAIF recapitalization assessment effects, general, administrative and other expense increased by $24,000, or 2.5%, due primarily to a $97,000, or 25.0%, increase in employee compensation and benefits, which was partially offset by a $51,000 decrease in federal deposit insurance premiums and a $26,000, or 63.4%, decrease in expenses of property acquired in settlement of loans. The increase in employee compensation and benefits resulted primarily from increased management staffing levels year to year, coupled with increased costs attendant to stock benefit plans and normal merit increases. The special one-time assessment to recapitalize the SAIF caused federal deposit insurance premiums to be significantly reduced beginning January 1, 1997.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
  1997 and 1996 (continued)

Federal Income Taxes

The provision for federal income taxes increased by $178,000, or 312%, for the six months ended December 31, 1997, as compared to the same period in 1996. This increase resulted primarily from the increase in net earnings before taxes of $512,000, or 299%. The effective tax rates were 34.4% and 33.3% for the six months ended December 31, 1997 and 1996, respectively.


Comparison of Operating Results for the Three Month Periods Ended December 31,
  1997 and 1996

General

The Corporation reported net earnings totaling $212,000 for the three months ended December 31, 1997, a decrease of $5,000, or 2.3%, from the $217,000 of net earnings reported for the same period in 1996. The decline in earnings resulted primarily from a $22,000 increase in the provision for federal income taxes, which was partially offset by a $1,000 increase in net interest income, a $9,000 increase in other income and an $11,000 decrease in general, administrative and other expense.

Net Interest Income

Net interest income increased by $1,000, or .1%, for the three months ended December 31, 1997, compared to the 1996 period. Interest income on loans increased by $147,000, or 9.9%, due primarily to an increase in the average balance of loans outstanding year-to-year. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $139,000, or 39.5%, due primarily to a decrease in the average portfolio balance outstanding.

Interest expense on deposits increased by $77,000, or 9.4%, due primarily to an increase in the average outstanding balance of deposits year-to-year. Interest expense on borrowings decreased by $70,000 during the current period, due primarily to a decrease in the average balance of advances from the Federal Home Loan Bank.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $54,000 provision for losses on loans during the three month period ended December 31, 1997, an increase of $4,000, or 8.0%, over the comparable 1996 quarter. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
  1997 and 1996 (continued)

Other Income

Other income increased by $9,000, or 22.0%, for the three months ended December 31, 1997, compared to the same period in 1996, due primarily to an increase in service fees on deposit accounts and transactions year to year.

General, Administrative and Other Expense

General, administrative and other expense decreased by $11,000, or 2.2%, during the three months ended December 31, 1997, compared to the same period in 1996.

The decrease resulted primarily from an $18,000, or 60.0%, decrease in federal deposit insurance premiums and a $16,000, or 72.7%, decrease in expenses of property acquired in settlement of loans, which were partially offset by a $19,000, or 8.4%, increase in employee compensation and benefits. The increase in employee compensation and benefits resulted primarily from an increase in management staffing levels, coupled with an increase in costs attendant to stock benefit plans and normal merit increases.

Federal Income Taxes

The provision for federal income taxes increased by $22,000, or 26.8%, for the three months ended December 31, 1997, as compared to the same period in 1996. The effective tax rates were 32.9% and 27.4% for the three months ended December 31, 1997 and 1996, respectively.

Other Matters

As with all providers of financial services, the Association's operations are heavily dependent on information technology systems. The Association is addressing the potential problems associated with the possibility that the computers that control or operate the Association's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Association is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, the Association has not identified any specific expenses that are reasonably likely to be incurred by the Association in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Association is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Association's current systems, programs and equipment year 2000 compliant, the Association's net earnings and financial condition could be adversely affected.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
  1997 and 1996 (continued)

Other Matters (continued)

In addition to possible expense related to its own systems, the Association could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Association's primary market area. Because the Association's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Association's primary market area is not significantly dependent upon one employer or industry, the Association does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                        Community Investors Bancorp, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

              Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

              Not applicable


ITEM 3.  Defaults Upon Senior Securities

              Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

              None


ITEM 5.  Other Information

              None


ITEM 6.  Exhibits and Reports on Form 8-K

              Reports on Form 8-K:          None.

              Exhibits:                     Financial Data Schedule for the six
                                               months ended December 31,1997.

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      February 6, 1998                           By:  /s/John W. Kennedy
       ------------------------                            ------------------
                                                           John W. Kennedy
                                                           President and Chief
                                                           Executive Officer



Date:      February 6, 1998                           By:  /s/Robert W. Siegel
       ------------------------                            -------------------
                                                           Robert W. Siegel
                                                           Controller