Form 10QSB
period 1998-03-31
COMMUNITY INVESTORS BANCORP INC
filed 1998-05-15
CIK 930277

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               ----------------------------------------

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

Yes    X                                                No

As of May 12, 1998, the latest practicable date, 878,471 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










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

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          March 31,            June 30,
         ASSETS                                                                                1998                1997
Cash and due from banks                                                                  $    1,396           $     480
Federal funds sold                                                                              273                  60
Interest-bearing deposits in other financial institutions                                       583               1,870
                                                                                           --------             -------
         Cash and cash equivalents                                                            2,252               2,410

Investment securities available for sale - at market                                          5,477               1,498
Investment securities - at amortized cost, approximate market value of
  $6,711 and $8,216 as of  March 31, 1997 and June 30, 1997                                   7,227               8,258
Mortgage-backed securities - at amortized cost, approximate market value
  of $1,518 and $1,714 as of March 31, 1997 and June 30, 1997                                 1,544               1,732
Loans receivable - net                                                                       83,123              76,446
Property acquired in settlement of loans                                                         64                  71
Office premises and equipment - at depreciated cost                                             605                 618
Federal Home Loan Bank stock - at cost                                                          810                 768
Accrued interest receivable on loans                                                            115                  89
Accrued interest receivable on mortgage-backed securities                                         8                  12
Accrued interest receivable on investments and interest-bearing deposits                        158                 142
Prepaid expenses and other assets                                                               193                 146
Deferred federal income taxes                                                                   158                 114
                                                                                            -------              ------

         Total assets                                                                      $101,734             $92,304
                                                                                            =======              ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                  $  75,370             $72,911
Advances from the Federal Home Loan Bank                                                     14,580               7,810
Advances by borrowers for taxes and insurance                                                    14                   7
Accrued interest payable                                                                        352                 290
Other liabilities                                                                               103                 149
Accrued federal income taxes                                                                    137                  24
                                                                                            -------              ------
         Total liabilities                                                                   90,556              81,191

Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,107,171 shares issued             11                  11
  Additional paid-in capital                                                                  6,922               6,827
  Retained earnings, restricted                                                               7,618               7,142
  Shares acquired by stock benefit plans                                                       (759)               (890)
  Less 217,300 and 177,800 shares of treasury stock - at cost                                (2,607)             (1,971)
  Unrealized losses on securities designated as available for sale, net of
    related tax effects                                                                          (7)                 (6)
                                                                                            -------              ------
         Total stockholders' equity                                                          11,178              11,113
                                                                                            -------              ------

         Total liabilities and stockholders' equity                                        $101,734             $92,304
                                                                                            =======              ======

                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                        Nine months ended            Three months ended
                                                                              March 31,                    March 31,
                                                                         1998         1997            1998         1997
Interest income
  Loans                                                                $4,940       $4,398          $1,682       $1,489
  Mortgage-backed securities                                               76          109              25           32
  Investment securities                                                   531          917             188          311
  Interest-bearing deposits and other                                      22           20              15            4
                                                                        -----        -----           -----        -----
         Total interest income                                          5,569        5,444           1,910        1,836

Interest expense
  Deposits                                                              2,659        2,451             875          817
  Borrowings                                                              393          566             148          210
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,052        3,017           1,023        1,027
                                                                        -----        -----           -----        -----

         Net interest income                                            2,517        2,427             887          809

Provision for losses on loans                                             120          118              64           22
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          2,397        2,309             823          787

Other income
  Gain (loss) on sale of other repossessed assets                          (6)           1              (4)          -
  Other operating                                                         141           99              46           33
                                                                       ------        -----         -------      -------
         Total other income                                               135          100              42           33

General, administrative and other expense
  Employee compensation and benefits                                      738          615             253          227
  Occupancy and equipment                                                 101           97              38           36
  Federal deposit insurance premiums                                       34          542              11           10
  Franchise taxes                                                         111          118              41           43
  Expenses of property acquired in settlement of loans                     23           54               8           13
  Data processing                                                         133          118              53           42
  Other operating                                                         371          324             123           79
                                                                        -----        -----          ------       ------
         Total general, administrative and other expense                1,511        1,868             527          450
                                                                        -----        -----          ------       ------

         Earnings before income taxes                                   1,021          541             338          370

Federal income taxes
  Current                                                                 390          163             117          129
  Deferred                                                                (44)          19              (6)          (4)
                                                                        -----        -----        --------        -----
         Total federal income taxes                                       346          182             111          125
                                                                        -----        -----          ------        -----

         NET EARNINGS                                                  $  675       $  359         $   227       $  245
                                                                        =====        =====          ======        =====

         EARNINGS PER SHARE
           Basic                                                         $.53         $.27            $.18         $.19
                                                                          ===          ===             ===          ===

           Diluted                                                       $.52         $.26            $.17         $.18
                                                                          ===          ===             ===          ===

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)


                                                                                    1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                  $     675         $     359
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                               (17)              (20)
    Amortization of deferred loan origination fees                                   (70)              (63)
    Depreciation and amortization                                                     36                32
    Provision for losses on loans                                                    120               118
    Amortization expense of stock benefit plans                                      226               148
    (Gain) loss on sale of other repossessed assets                                    6                (1)
    Federal Home Loan Bank stock dividends                                           (42)              (22)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                           (26)              (12)
      Accrued interest receivable on mortgage-backed securities                        4                 2
      Accrued interest receivable on investments and
        interest-bearing deposits                                                    (16)              (72)
      Prepaid expenses and other assets                                              (47)             (100)
      Accrued interest payable                                                        62                41
      Other liabilities                                                              (46)              (59)
      Federal income taxes
        Current                                                                      113                85
        Deferred                                                                     (44)               19
                                                                                --------         ---------
         Net cash provided by operating activities                                   934               455

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                  4,641             4,332
  Proceeds from sale of securities designated as available for sale                                     -
  Purchase of investment securities designated as available for sale              (4,992)           (1,030)
  Purchase of investment securities designated as held to maturity                (2,581)             (500)
  Principal repayments on mortgage-backed securities                                 188               832
  Loans purchased                                                                                       -
  Loan principal repayments                                                       13,950            12,619
  Loan disbursements                                                             (20,729)          (20,705)
  Purchase of office premises and equipment                                          (23)              (73)
  Proceeds from sale of other repossessed assets                                      53               201
  Purchase of Federal Home Loan Bank stock                                            -               (145)
                                                                                 -------          --------
         Net cash used in investing activities                                    (9,493)           (4,469)
                                                                                 -------           -------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                  (8,559)           (4,014)
                                                                                 -------           -------



                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)


                                                                                1998              1997
         Net cash used in operating and investing
           activities (subtotal brought forward)                            $ (8,559)          $(4,014)

Cash flows provided by financing activities:
  Net increase in deposit accounts                                             2,459             2,104
  Proceeds from Federal Home Loan Bank advances                               18,550             7,250
  Repayment of Federal Home Loan Bank advances                               (11,780)           (3,503)
  Advances by borrowers for taxes and insurance                                    7                 6
  Purchase of treasury stock                                                    (636)             (592)
  Dividends on common stock                                                     (199)             (192)
                                                                              ------            ------
         Net cash provided by financing activities                             8,401             5,073
                                                                              ------            ------

Net increase (decrease) in cash and cash equivalents                            (158)            1,059

Cash and cash equivalents at beginning of period                               2,410             1,909
                                                                              ------            ------

Cash and cash equivalents at end of period                                  $  2,252           $ 2,968
                                                                             =======            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                    $    295           $   107
                                                                             =======            ======

    Interest on deposits and borrowings                                     $  2,990           $ 2,976
                                                                             =======            ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to other repossessed assets                          $     52           $   176
                                                                             =======            ======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                    $     (1)          $    12
                                                                             =======            ======



                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 1998 and 1997


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 92,709 unallocated ESOP shares, totaled 1,262,325 and 1,259,807 for the nine and three month periods ended March 31, 1998, respectively. Weighted-average common shares deemed outstanding, which gives effect to 84,152 unallocated ESOP shares, totaled 1,352,176 and 1,317,987 for each of the nine and three month periods ended March 31, 1997.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,294,847 and 1,300,082 for the nine and three month periods ended March 31, 1998, respectively, and 1,387,605 and 1,325,219 for the nine and three month periods ended March 31, 1997, respectively.

    Weighted-average common shares outstanding for the nine and three month periods ended March 31, 1997, have been restated to give effect to the Corporation's three-for-two stock split in fiscal 1997 and the three-for-two stock split declared in April 1998.

                        Community Investors Bancorp, Inc.

           For the nine and three months ended March 31, 1998 and 1997


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

                        Community Investors Bancorp, Inc.

           For the nine and three months ended March 31, 1998 and 1997


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


Discussion of Financial Condition Changes from June 30, 1997 to March 31, 1998

At March 31, 1998, the Corporation's assets totaled $101.7 million, an increase of $9.4 million, or 10.2%, over the $92.3 million of total assets reported at June 30, 1997. The increase in assets was funded primarily through growth in the deposit portfolio of $2.5 million, coupled with an increase in advances from the Federal Home Loan Bank of $6.8 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) increased by $2.8 million during the nine month period, to a total of $15.0 million at March 31, 1998, as investment securities purchases of $7.6 million were partially offset by maturities totaling $4.6 million. Purchases of securities during the period include a $5.0 million U.S. government-agency three year bond, bearing interest at a rate of 6.00%. Such purchase was financed via a 5.15% fixed-rate advance from the Federal Home Loan Bank. Regulatory liquidity amounted to 15.8% at March 31, 1998.

Loans receivable increased by $6.7 million, or 8.7%, during the nine month period, to a total of $83.1 million at March 31, 1998. Loan disbursements amounted to $20.7 million and were partially offset by principal repayments of $14.0 million. The volume of loan disbursements during the nine months ended March 31, 1998, remained consistent with the increased volume achieved during the nine months ended March 31, 1997. The allowance for loan losses totaled $555,000 at March 31, 1998, as compared to $478,000 at June 30, 1997.
Nonperforming loans totaled $515,000 at March 31, 1998, as compared to $508,000 at June 30, 1997. The allowance for loan losses represented 107.8% of nonperforming loans as of March 31, 1998 and 94.1% at June 30, 1997. Although management believes that its allowance for loan losses at March 31, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $75.4 million at March 31, 1998, an increase of $2.5 million, or 3.4%, over June 30, 1997 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to March 31, 1998 (continued)

Advances from the Federal Home Loan Bank totaled $14.6 million at March 31, 1998, an increase of $6.8 million, or 86.7%, over June 30, 1997 levels. The increase resulted primarily from a $5.0 million advance used to fund the purchase of investment securities, as previously discussed.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (OTS). At March 31, 1998, the Association's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods Ended March 31, 199 and 1997

General

The Corporation's net earnings totaled $675,000 for the nine months ended March 31, 1998, an increase of $316,000, or 88.0%, over the $359,000 of net earnings reported for the same period in 1997. The increase in earnings resulted primarily from a $304,000 one-time after tax charge recorded in the fiscal 1997 period reflecting the assessment to recapitalize the Savings Association Insurance Fund (SAIF), coupled with a $90,000 increase in net interest income and a $35,000 increase in other income, which were partially offset by a $101,000 increase in general, administrative and other expense (other than the one-time SAIF recapitalization pre-tax charge of $458,000) and a $164,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest income increased by $90,000, or 3.7%, for the nine months ended March 31, 1998, compared to the 1997 period. Interest income on loans increased by $542,000, or 12.3%, due primarily to a $9.5 million increase in the average balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $417,000, or 39.9%, due primarily to a decrease in the average portfolio balance outstanding.

Interest expense on deposits increased by $208,000, or 8.5%, due primarily to a $3.8 million increase in the weighted-average balance of deposits outstanding, which was partially offset by a decline in the cost of deposits year-to-year. Interest expense on borrowings decreased by $173,000, or 30.6%, during the current period, due primarily to a $2.5 million decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1998 and 1997 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $90,000, or 3.7%, to a total of $2.5 million for the nine months ended March 31, 1998. The interest rate spread amounted to approximately 3.06% in the 1998 nine month period, as compared to 2.99% during the 1997 period, while the net interest margin totaled approximately 3.55% in 1998, as compared to 3.48% in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $120,000 provision for losses on loans during the nine month period ended March 31, 1998, an increase of $2,000, or 1.7%, over the comparable 1997 period. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $35,000, or 35.0%, for the nine months ended March 31, 1998, compared to the same period in 1997, due primarily to an increase in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense decreased by $357,000, or 19.1%, during the nine months ended March 31, 1998, compared to the same period in 1997. This decrease resulted primarily from the $458,000 one-time charge recorded in fiscal 1997 attendant to the aforementioned SAIF recapitalization

Excluding the SAIF recapitalization assessment effects, general, administrative and other expense increased by $101,000, or 7.2%, due primarily to a $123,000, or 20.0%, increase in employee compensation and benefits, and a $47,000, or 14.5%, increase in other operating expenses, which were partially offset by a $50,000 decrease in federal deposit insurance premiums and a $31,000, or 57.4 %, decrease in expenses of property acquired in settlement of loans. The increase in employee compensation and benefits resulted primarily from increased management staffing levels year to year, coupled with increased costs attendant to stock benefit plans and normal merit increases. The increase in other operating expense generally reflects the effects of the Corporation's overall growth year to year. The special one-time assessment to recapitalize the SAIF caused federal deposit insurance premiums to be significantly reduced beginning January 1, 1997.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1998 and 1997 (continued)

Federal Income Taxes

The provision for federal income taxes increased by $164,000, or 90.1%, for the nine months ended March 31, 1998, as compared to the same period in 1997. This increase resulted primarily from the increase in net earnings before taxes of $480,000, or 88.7%. The effective tax rates were 33.9% and 33.6% for the nine months ended March 31, 1998 and 1997, respectively.


Comparison of Operating Results for the Three Month Periods Ended March 31, 1998 and 1997

General

The Corporation reported net earnings totaling $227,000 for the three months ended March 31, 1998, a decrease of $18,000, or 7.3%, from the $245,000 of net earnings reported for the same period in 1997. The decline in earnings resulted primarily from a $42,000 increase in the provision for losses on loans and a $77,000 increase in general, administrative and other expense, which were partially offset by a $78,000 increase in net interest income and a $9,000 increase in other income.

Net Interest Income

Net interest income increased by $78,000, or 9.6%, for the three months ended March 31, 1998, compared to the 1997 period. Interest income on loans increased by $193,000, or 13.0%, due primarily to an increase in the average balance of loans outstanding year-to-year. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $119,000, or 34.3%, due primarily to a decrease in the average portfolio balance outstanding.

Interest expense on deposits increased by $58,000, or 7.1%, due primarily to an increase in the average outstanding balance of deposits year-to-year. Interest expense on borrowings decreased by $62,000 during the current period, due primarily to a decrease in the average balance of advances from the Federal Home Loan Bank.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $64,000 provision for losses on loans during the three month period ended March 31, 1998, an increase of $42,000 over the comparable 1997 quarter. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1998 and 1997 (continued)

Other Income

Other income increased by $9,000, or 27.3%, for the three months ended March 31, 1998, compared to the same period in 1997, due primarily to an increase in service fees on deposit accounts and transactions year to year.

General, Administrative and Other Expense

General, administrative and other expense increased by $77,000, or 17.1%, during the three months ended March 31, 1998, compared to the same period in 1997.

The increase resulted primarily from a $26,000, or 11.5%, increase in employee compensation and benefits and a $44,000, or 55.7%, increase in other operating expenses. The increase in employee compensation and benefits resulted primarily from an increase in management staffing levels, coupled with an increase in costs attendant to stock benefit plans and normal merit increases. The increase in other operating expenses generally reflects the effects of the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes decreased by $14,000, or 11.2%, for the three months ended March 31, 1998, as compared to the same period in 1997. The effective tax rates were 32.8% and 33.8% for the three months ended March 31, 1998 and 1997, respectively.

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

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1998 and 1997 (continued)

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

         None


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:             None.

         Exhibits:
           27.1:                          Financial  Data  Schedule for the nine
                                          months ended March 31, 1998.

           27.2: Restated Financial Data Schedule for the nine months ended March 31, 1997.

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:         May 12, 1998                          By:  /s/John W. Kennedy
       ---------------------------                       ------------------
                                                         John W. Kennedy
                                                         President and Chief
                                                         Executive Officer



Date:         May 12, 1998                          By:  /s/Robert W. Siegel
       ---------------------------                       -------------------
                                                         Robert W. Siegel
                                                         Controller