Form 10-K
period 1998-06-30
COMMUNITY INVESTORS BANCORP INC
filed 1998-09-28
CIK 930277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                                       OR

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 24, 1998 was $14,725,776.

The number of shares issued and outstanding of the Registrant's Common Stock as of September 24, 1998 was 1,252,874.


                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 1998 - Parts I, II and IV.

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 26, 1998 - Part III.

                        COMMUNITY INVESTORS BANCORP, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I

Item 1.  Business of Community Investors Bancorp, Inc.........................1
Item 2.  Properties..........................................................28
Item 3.  Legal Proceedings ..................................................28
Item 4.  Submission of Matters to a Vote of Security Holders ................28


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters...........................................................29
Item 6.  Selected Financial Data.............................................29
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................29
Item 8.  Financial Statements and Supplementary Data.........................29
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................29


                                    PART III

Item 10. Directors and Executive Officers of the Registrant..................30
Item 11. Executive Compensation..............................................30
Item 12. Security Ownership of Certain Beneficial Owners and Management......30
Item 13. Certain Relationships and Related Transactions......................30


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....31


Signatures...................................................................33

                                     PART I

Item 1. Business of Community Investors Bancorp, Inc.

General

         Community Investors Bancorp, Inc. (the Corporation) was organized in September 1994 at the direction of the Board of Directors of First Federal Savings and Loan Association of Bucyrus (the Association) for the purpose of acquiring all of the capital stock to be issued by the Association upon its conversion from a federally-chartered mutual savings and loan to a federally-chartered stock association (the "Conversion"). Upon completion of the Conversion on February 6, 1995, the Corporation has conducted business as a unitary savings and loan holding company. At June 30, 1998, the Corporation had $102.5 million of total assets, $92.2 million of total liabilities, including $76.0 million of deposits, and $10.3 million of stockholders' equity.

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

Lending Activities

General

         A savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1998, the Association's limit on loans-to-one borrower was approximately $1.1 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $635,000, $596,000, $371,000, $354,000 and $318,000. All of these loans or groups of loans were performing in accordance with their terms at June 30, 1998.

         Loan Portfolio Composition. The increase in net loans outstanding over the prior year was $7.1 million, $10.2 million, and $6.4 million in fiscal 1998, 1997 and 1996, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

         The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.


                                                                                  June 30,
                                                        1998                        1997                         1996
                                               Amount         %            Amount          %            Amount              %
                                                                             (Dollars in thousands)
 Mortgage loans:
 Secured by one-to-four family residences     $67,205        78.7%        $62,584         79.8%        $51,999           76.5%
 Secured by other residential properties          500         0.6           1,093          1.4           1,007            1.5
 Construction loans                             1,026         1.2           1,284          1.6           2,438            3.6
 Nonresidential                                 4,744         5.6           4,039          5.2           3,347            4.9
                                               ------     -------         -------      -------         -------        -------
 Total mortgage loans                          73,475        86.1          69,000         88.0          58,791           86.5

 Other loans:
 Mobile homes                                   1,988         2.3           3,003          3.8           3,535            5.3
 Commercial                                     1,357         1.6           1,114          1.4             819            1.2
 Automobile                                     3,133         3.7           3,013          3.8           1,928            2.8
 Home equity and improvement                    1,732         2.0             550           .7             357             .5
 Other                                          3,690         4.3           1,721          2.3           2,552            3.7
                                               ------     -------         -------      -------         -------        -------
 Total other loans                             11,900        13.9           9,401         12.0           9,191           13.5
                                               ------      ------         -------       ------         -------        -------
 Total loans                                   85,375       100.0%         78,401        100.0%         67,982          100.0%
                                                            =====                        =====                          =====

 Less:
 Net deferred loan origination fees               308                         340                          329
 Undisbursed loan funds                           930                       1,137                          939
 Allowance for loan losses                        563                         478                          459
                                               ------                    --------                     --------
 Loans receivable - net                       $83,574                     $76,446                      $66,255
                                               ======                      ======                       ======

         Contractual Maturities and/or Repricings. The following table sets forth the scheduled contractual maturities and repricing of the Association's loan portfolio at June 30, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less, and adjustable rate loans are reported as of the repricing date. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Association's loan portfolio.

                                                                  Mortgage Loans
                                           Secured by        Secured by
                                          One-to-four             Other
                                               Family       Residential     Construction              Non-
                                           Residences        Properties             Loan       Residential
                                                                   (In thousands)
Amounts due in:
One year or less                              $48,339             $  48           $1,026            $2,765
After one year through two years                1,080                19               -                 29
After two years through three years             1,168                21               -                 32
After three years through five years            2,630                47               -                 72
After five years through ten years              8,691               158               -                238
After ten years through twenty years            5,297               207               -                312
Over twenty years                                  -                 -                -                 -
                                              -------                --            -----             -----
Total(1)                                      $67,205              $500           $1,026            $3,448
                                               ======               ===            =====             =====

Interest rate terms on amounts due after one year:
Fixed
Adjustable


                                                                Other Loans

                                                                         Consumer
                                          Mobile                              and
                                           Homes        Commercial          Other             Total
                                                                (In thousands)

Amounts due in:
One year or less                          $1,959            $1,109         $5,587           $60,833
After one year through two years              23               187          3,729             5,067
After two years through three years            6                -             596             1,823
After three years through five years          -                 -              -              2,749
After five years through ten years            -                 -              -              9,087
After ten years through twenty years          -                 -              -              5,816
Over twenty years                             -                 -              -                 -
                                           -----             -----          -----            ------
Total(1)                                  $1,988            $1,296         $9,912           $85,375
                                           =====             =====          =====            ======

Interest rate terms on amounts
  due after one year:
Fixed                                                                                       $24,542
Adjustable                                                                                   52,626
                                                                                             ------

                                                                                            $77,168
                                                                                             ======



(1) Does not include adjustments relating to loans in process, the allowance for loan losses, unearned interest and discounts and deferred loan origination fees.

Origination, Purchase and Sale of Loans

         The lending activities of the Association are subject to the written-non-discriminatory, underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations are obtained primarily through real estate brokers, existing customers, walk-in customers and branch managers. Appraisals are performed on all real estate loans of $75,000 or more and may be performed on certain loans less than $75,000. Property valuations are always performed by independent outside appraisers approved by the Association's Board of Directors. Hazard insurance is required on substantially all property that serves as collateral. The Association has local counsel perform a title search on each loan and issue a legal opinion as to good and marketable title. The Association, however, does not require title insurance on such loans. Substantially all of the
Association's loans are secured by property located in its market area. The Association has not been an active purchaser or seller of loans.

         All real estate loans are reviewed by the Executive Committee and, provided they are within the Association's guidelines regarding amount and do not raise other special considerations requiring Board of Director approval, may be approved by that committee. The Association's managing officer is authorized to approve letters of credit of $10,000 or less and open-end additions in any amount provided that the total outstanding amount does not exceed the amount of the original mortgage. The consumer loan officer is authorized to approve consumer loans of $25,000 or less. Any loan in excess of $250,000 or any other loan that, after funded, would result in a borrower having total loans in excess of $250,000must be approved by the Board of Directors. All other loans must be ratified by the Board, including those loans approved by the Executive Committee.

         The Association has emphasized the origination of ARM loans for several years. As a result, at June 30, 1998, approximately 87.8% of mortgage loans in the Association's portfolio were comprised of ARM loans. All real estate mortgage loans are originated for portfolio, usually under terms and conditions which did not permit the immediate sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA").

         The following table shows origination, purchase and sale activity of the Association with respect to its loans during the periods indicated:

                                                                                     Year ended June 30,
                                                                            1998           1997           1996
                                                                                      (In thousands)
  Mortgage loan originations:
    Secured by one-to-four family residences                             $17,323        $19,119        $11,202
    Construction loans                                                     1,774          2,316          1,510
    Nonresidential                                                         1,486            949          1,299
                                                                         -------       --------         ------
  Total mortgage loan originations                                        20,583         22,384         14,011

  Other loan originations:
    Mobile homes                                                              82            120            185
    Commercial                                                               493            261            240
    Automobiles                                                            2,392          1,231            492
    Home equity and improvement                                            2,132            275             58
    Other                                                                  2,050          2,568          1,920
                                                                         -------        -------        -------
  Total other loans                                                        7,149          4,455          2,895

  Purchases of loan participations                                            -             250            672
                                                                         -------       --------        -------
  Total loans originated and  purchased                                   27,732         27,089         17,578

  Less:
    Loan principal repayments                                             20,421         16,529         10,701
    Sales of whole loans and participations                                    -             -              -
    Transferred to real estate, mobile homes and
      other assets held for sale                                             177            265            275
    Other, net                                                                (6)           104            219
                                                                      ----------       --------         ------

  Net increase in total loans                                           $  7,128        $10,191        $ 6,383
                                                                         =======         ======         ======

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

         Interest receivable is accrued on all loans and credited to income as earned. When a loan is delinquent three payments or more, the unpaid interest is fully reserved by a provision to the allowance for uncollected interest. A nonmortgage loan is generally charged off after it becomes delinquent 120 days. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balances can be reasonably expected. The Association did not have any accruing loans 90 or more days delinquent at June 30, 1998, 1997 or 1996.

Delinquent Loans

         The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Association's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                          June 30, 1998
                                 ------------------------------------------------------------------------------------------
                                       30 - 59 Days                       60 - 89 Days                   90 or More Days
                                 -------------------------        ------------------------         ------------------------
                                                Percent of                      Percent of                       Percent of
                                                      Loan                            Loan                             Loan
                                    Amount        Category           Amount       Category            Amount       Category
                                                                      (Dollars in thousands)
Mortgage loans:
  Secured by one-to-four
    family residences                 $412             .61%            $324             .48%            $377             .56%
  Secured by other
    residential properties              -              -                 -              -                 -              -
  Construction loans                    -              -                 -              -                 -              -
  Other, nonresidential                 -              -                 -              -                 -              -
                                        --                               --                               --
  Total mortgage loans                 412             .56              324             .44              377             .51

Other loans:
  Mobile homes                         222           11.17              116            5.84              166            8.35
  Commercial                            -              -                 -              -                 -              -
  Automobile                            53            1.69               39            1.24               -              -
  Home equity and
    improvement                         -              -                 -              -                 -              -
  Other                                 28             .76                7             .19               57             .27
                                      ----                            -----                             ----
Total other loans                      303            2.55              162            1.36              223            1.87
                                       ---                              ---                              ---

Total                                 $715             .84%            $486             .57%            $600             .70%
                                       ===         =======              ===           =====              ===           =====


                                                                          June 30, 1997
                                 ------------------------------------------------------------------------------------------
                                      30 - 59 Days                      60 - 89 Days                  90 or More Days
                                 -------------------------        ------------------------         ---------------------
                                                Percent of                      Percent of                       Percent of
                                                      Loan                            Loan                             Loan
                                    Amount        Category           Amount       Category            Amount       Category
                                                                   (Dollars in thousands)
Mortgage loans:
  Secured by one-to-four
    family residences             $   596             .95%            $307           .49%              $364             .58%
  Secured by other
    residential properties             -              -                 -            -                   -              -
  Construction loans                   -              -                 -            -                   -              -
  Other, nonresidential                -              -                 -            -                   -              -
                                    -----                               --                               --
  Total mortgage loans                596             .86              307           .45                364             .53

Other loans:
  Mobile homes                        400           13.32               54          1.80                 98            3.26
  Commercial                           -              -                 -            -                   -              -
  Automobile                           45            1.49               25           .83                  1             .03
  Home equity and
    improvement                        -              -                 -            -                   -              -
  Other                                18            1.05                6           .35                 45            2.61
                                  -------                            -----                             ----
Total other loans                     463            4.93               85           .90                144            1.53
                                   ------                             ----                              ---

Total                              $1,059            1.35%            $392           .50%              $508             .65%
                                    =====           ======             ===          =====               ===           =====


         The following table sets forth the amounts and categories of the Association's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                                    June 30,
                                                                       1998           1997           1996
                                                                             (Dollars in thousands)
Non-accruing loans:
Secured by one-to-four family residences                               $377           $364           $487
Secured by other residential properties                                  -              -              32
Nonresidential                                                           -              -              14
Mobile homes                                                            166             98             78
Automobile                                                               -               1             -
Other                                                                    57             45             25
Accruing loans 90 days or more delinquent                                -              -              -
                                                                         --             --             -
Total non-performing loans                                              600            508            636

Property acquired in settlement of loans                                 58             71             81
                                                                       ----           ----           ----
Total non-performing assets                                             658            579            717

Troubled debt restructurings                                             34             -              -
                                                                       ----             --             -
Total                                                                  $692           $579           $717
                                                                        ===            ===            ===

Total non-performing loans and troubled
  debt restructurings as a percentage of
  total loans                                                          0.74%           0.65%          0.94%
                                                                       ====            ====           ====

Total non-performing assets and troubled
  debt restructurings as a percentage of
  total assets                                                         0.67%           0.63%          0.78%
                                                                       ====            ====           ====



         Additional interest income that would have been recognized had such loans performed in accordance with their original terms amounted to approximately $29,000, $16,000 and $22,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

Classified Assets

         Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "watch" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At June 30, 1998, the Association had approximately $861,000 of classified assets, net of specific loss allowances, consisting of $781,000 of substandard and $17,000 of doubtful. There were no assets categorized as "loss" at June 30, 1998. As of that same date, the Association had $63,000 of assets on its "watch" list.

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

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                   Year ending June 30,
                                                          1998              1997           1996
                                                                 (Dollars in thousands)

Average loans, net                                     $81,586           $71,710        $62,012
                                                        ======           =======        =======

Allowance for loan losses, beginning of
  year                                               $     478         $     459      $     399
Charged-off loans:
Secured by one-to-four family residences                    29                 5             17
Mobile homes                                                29                88             75
Automobiles                                                  9                14              9
Other                                                       20                24              3
                                                     ---------         ---------     ----------
Total charged-off loans                                     87               131            102

Recoveries on loans previously charged off:
Secured by one-to-four family residences                     9                -               1
Secured by other residential properties                     -                 -              -
Mobile homes                                                -                  5             -
Automobiles                                                  2                -              -
Other                                                        5                 3              2
                                                    ----------        ----------       --------
Total recoveries                                            16                 8              3
                                                     ---------        ----------       --------

Net loans charged-off                                       71               123             99
Provision for loan losses                                  156               142            159
                                                      --------          --------        -------

Allowance for loan losses, end of period             $     563         $     478      $     459
                                                      ========          ========       ========

Net loans charged-off to average loans, net               .09%              .17%           .16%
Allowance for loan losses to total loans                  .66%              .61%           .68%
Allowance for loan losses to nonperforming
  loans                                                  93.8%             94.1%          72.2%
Net loans charged-off to allowance for loan
  losses                                                 12.6%             25.7%          21.6%

         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                   June 30,
                                        1998                          1997                      1996
                                           % of Loans                   % of Loans                  % of Loans
                                              In Each                      In Each                     In Each
                                             Category                     Category                    Category
                                             To Total                     To Total                    To Total
                                  Amount        Loans          Amount        Loans         Amount        Loans
                                                            (Dollars in thousands)
Secured by one-to-four
  family residences                 $272         78.7%           $195        79.8%           $198         76.5%
Secured by other
  residential properties              -            0.6             35          1.4             21           1.5
Construction loans                    -            1.2             -           1.6             -            3.6
Other, nonresidential                 18           5.6             -           5.2             -            4.9
Mobile homes                         234           2.3            186          3.8            182           5.3
Commercial                            -            1.6             -           1.4             -            1.2
Automobile                            -            3.7             12          3.8             10           2.8
Home equity and
  improvement                          7           2.0             -           0.7             -            0.5
Other                                 32           4.3             50          2.3             48           3.7
                                    ----       -------           ----      -------           ----       -------

Total                               $563       100.0%            $478      100.0%            $459       100.0%
                                     ===       =====              ===      =====              ===       =====


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

         The Corporation's investment portfolio includes one collateralized mortgage obligation (CMO) issue totaling $10,000, which is a fully amortizable security, and one separate agency security totaling $250,000 which has a step-up feature. All such investments are considered derivative securities. None of the Corporation's investments are considered to be high risk and management does not believe the risks associated with these investments to be significantly different from risks associated with other pass-through mortgage-backed or agency securities. The Corporation does not invest in off-balance sheet derivative securities.

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

         The Corporation considers its primary market area to be Crawford County, Ohio. The Corporation attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Corporation does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers. Management believes that an insignificant amount of deposits was held by non-residents of Ohio at June 30, 1998.

         The Corporation has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.

         The following table shows the distribution of, and certain other information relating to, the Corporation's deposits by type of deposit as of the dates indicated.

                                                                 June 30,
                                         1998                      1997                       1996
                                 Amount       Percent       Amount      Percent       Amount      Percent
                                                            (Dollars in thousands)
Passbook                        $16,139         21.2%      $15,454        21.2%      $14,951         21.4%
Money market demand,
  NOW and super NOW               8,757         11.6         7,710        10.6         6,173          8.8
Certificates of deposit          51,059         67.2        49,747        68.2        48,787         69.8
                                 ------       ------        ------      ------        ------       ------
Total deposits at end of
  period                        $75,955       100.0%       $72,911      100.0%       $69,911       100.0%
                                 ======       =====         ======      =====         ======       =====

         The following table sets forth the Corporation's net deposit flows during the periods indicated.

                                                       Year ended June 30,
                                                1998           1997         1996
                                                         (In thousands)
 Net decrease before interest credited        $  (131)        $  (57)     $(3,587)
 Interest credited                              3,175          3,057        3,034
                                                -----          -----       ------
 Net deposits increase (decrease)              $3,044         $3,000      $  (553)
                                                =====          =====       ======


         The  following  table  sets  forth  maturities  of  the   Corporation's
certificates of deposit of $100,000 or more at June 30, 1998 by time remaining to maturity.

                                                     (Amount in thousands)
 Three months or less                                              $   108
 Over three months through six months                                1,059
 Over six months through 12 months                                     324
 Over 12 months                                                      1,354
                                                                     -----
 Total                                                              $2,845
                                                                     =====

         The following table presents, by various interest rate categories, the amount of certificates of deposit at June 30, 1998 and the amounts at June 30, 1998 which mature during the periods indicated.

                                                                    Amounts at June 30, 1998
                                                                         Maturing Within
                                       June 30,            One            Two           Three
Certificates of Deposit                    1998           Year           Year           Years       Thereafter
4.01% to 6.0%                           $48,746        $39,849         $7,218          $1,258          $   421
6.01% to 8.0%                             2,313            597            724             226              766
                                        -------       --------         ------          ------           ------
Total certificate accounts              $51,059        $40,446         $7,942          $1,484           $1,187
                                         ======         ======          =====           =====            =====



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

         The following table sets forth the maximum month-end balance and average balance of the Corporation's FHLB advances during the periods indicated.

                                                     Year ended June 30,
                                           1998               1997            1996
                                                    (Dollars in thousands)
Maximum balance                         $15,558            $14,099          $9,884
Average balance                          10,695             11,537           2,123
Weighted average interest rate of
  FHLB advances                            5.61%              6.68%           6.08%

         The  following   table  sets  forth  certain   information  as  to  the
Corporation's FHLB advances at the dates indicated.

                                                        June 30,
                                            1998          1997             1996
                                                (Dollars in thousands)
 FHLB advances                           $15,558        $7,810           $9,884
 Weighted average interest rate of
   FHLB advances                            5.58%         6.46%            6.01%


         All of the FHLB of Cincinnati advances on June 30, 1998 were made as part of the matched maturities program.

Employees

         The Corporation had 23 full-time employees and 9 part-time employees at June 30, 1998. None of these employees is represented by a collective bargaining agent, and the Corporation believes that it enjoys good relations with its personnel.

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

         The Association is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1998, the Association was in compliance with applicable loans-to-one borrower limitations.

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

         In August 1993 the OTS adopted final regulations which incorporate an interest rate risk ("IRR") component into the current risk-based capital requirement. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement. The IRR component will be equal to one-half of the difference between an institution's "measured exposure" and a "normal" level of exposure, in each case as measured in terms of the sensitivity of an institution's net portfolio value ("NPV") to changes in interest rates. The OTS will calculate changes in an institution's NPV based on financial data submitted by the institution on a quarterly basis and guidance provided by the OTS. An institution's measured IRR is expressed as the change that occurs in the NPV as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to a lower NPV) divided by the estimated economic value (present value) of its assets. An institution with a "normal" level of interest rate risk is defined as one whose measured IRR is less than 2%, as estimated by the OTS model, and only institutions whose measured IRR exceeds 2% will be required to maintain an IRR component. Since the regulations were issued requiring the IRR component, the OTS has continually waived the required adjustment. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their IRR component, as calculated by the OTS, or to request to use their own computer model to calculate their IRR component. The OTS also indicated that it will delay invoking its IRR rule requiring institutions with above normal IRR exposure to adjust their regulatory capital requirement until the new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Had the IRR component been required as of June 30, 1998, the date of the latest available information, there would have been no reduction in risk based capital.

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

         At June 30, 1998, the Association was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

Liquidity Requirements

         All savings associations are required to maintain an average daily balance of liquid assets in each calendar quarter equal to a certain percentage of the sum of its average daily balance of net withdrawable accounts and short-term borrowings. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. In addition to meeting the minimum liquidity requirement, each savings association must maintain sufficient liquidity to ensure its safe and sound operation.

         Liquid assets for purposes of this ratio include cash, certain deposits, certain banker's acceptances, U.S. Government obligations, and state and state agency obligations with a maximum term of two years. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

         At June 30, 1998, the Association's regulatory liquidity totaled $15.8 million, or 18.1%, which exceeded the minimum regulatory requirement by $12.3 million.

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

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC and loans for educational purposes, loans to small businesses, and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; loans for personal, family or homehold purposes (other than those included in the 100% basket above); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1998, the qualified thrift investments of the Association were approximately 98.7% of its portfolio assets.

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

         Generally, a savings association that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (a "Tier I institution") may make capital distributions during any calendar year up to the higher of (a) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (b) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition of capital distributions without specific OTS approval. At June 30, 1998, the Association was a Tier I association under the OTS capital distribution regulation.

         Tier 2 associations, which are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions over the most recent four quarter period up to a specified percentage of their net income during that four quarter period, depending on how close the association is to meeting its fully phased-in capital requirements. Tier 2 associations that meet OTS risk-based capital requirements are permitted to make distributions totaling up to 75% of net income over the most recent four quarter period. Tier 2 associations that meet the January 1, 1991 capital requirements (including the 7.2% risk-based requirement and the then-applicable exclusions of non-permissible subsidiary investments and goodwill) are permitted to make distributions totaling up to 50% of net income over the four quarter period.

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

Federal Home Loan Bank System

         The Association is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1998, the Association had advances of $15.6 million from the FHLB of Cincinnati.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to a least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1998, the Association had $825,000 in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of Cincinnati to the Association for the fiscal year ended June 30, 1998 totaled $57,000.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At June 30, 1998, the Association was in compliance with applicable requirements.

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

         Fiscal Year - The Corporation and the Association will file federal income tax returns on a separate company basis.

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

         Under the Percentage Method, the bad debt deduction with respect to qualifying real property loans was computed as a percentage of the Association's taxable income before such deduction, as adjusted for certain items (such as capital gains and the dividends received deduction). Under this method, a qualifying institution such as the Association generally was able to deduct 8% of its taxable income. The availability of the Percentage Method has permitted a qualifying savings institution, such as the Association, to be taxed at an effective federal income tax rate of 31.3%, as compared to 34% for corporations generally.

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

         Pursuant to certain legislation which was effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Association, is no longer permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions are permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation requires the Association to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation requires a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Association originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Association during its six taxable years preceding 1996. The recapture of the Association's bad debt reserves accumulated after 1987 will not have a material adverse effect on the Association's financial condition and results of operations.

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

         As of June 30, 1998, the Association's accumulated bad debt reserve for qualifying real property loans and its supplemental bad debt reserve balances were approximately $808,000 and $294,000, respectively. The Association believes it has approximately $2.5 million of accumulated earnings and profits as of June 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "Dividend Policy."

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

         Audit by IRS - The Association's federal income tax returns for taxable years through June 30, 1994 have been closed for the purpose of examination by the IRS.

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

State Taxation

         The Association is subject to an Ohio franchise taxed based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.5% for 1998 and 1997.

Item 2.  Properties

         At June 30, 1998, the Corporation conducted its business from its executive offices in Bucyrus, Ohio and two full-service branch offices. All of these offices are located in Crawford County, Ohio.

         The following table sets forth certain information with respect to the Corporation's office properties at June 30, 1998.


                                                    Net Book
                                     Leased/        Value of      Amount of
                                       Owned        Property       Deposits
Main Office                            Owned            $310        $63,206
119 South Sandusky Avenue
Bucyrus, Ohio  44820

South Branch Office                    Owned             157          6,081
South Sandusky and Marion Road
Bucyrus, Ohio  44820

New Washington Branch                  Owned              59          6,668
115 South Kibler Street
New Washington, Ohio  44854

Automated Teller Machine               Owned              74             -
1661 Marion Road                    (machine
Bucyrus, Ohio                          only)             ---         ------

                                                        $600        $75,955
                                                         ===         ======


Item 3.  Legal Proceedings

         The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the Corporation's financial condition.


 Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 5 of the Corporation's Annual Report to Stockholders for fiscal 1998 ("Annual Report"), which is included herein as Exhibit [13].

Item 6.  Selected Financial Data

         The information required herein is incorporated by reference from pages 7 and 8 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages 9 through 14 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

         The financial statements required herein are incorporated by reference from pages 24 through 52 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         The information required herein is incorporated by reference from page 14 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The information required herein is incorporated by reference from pages 5 to 6 of the Registrant's Proxy Statement dated September 22, 1998 ("Proxy Statement").

Item 11. Executive Compensation

         The information required herein is incorporated by reference from pages 11 to 12 of the Registrant's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference from pages 9 and 10 of the Registrant's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from pages 5 and 6 of the Registrant's Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      (1)      Financial Statements

         The following financial statements are incorporated herein by reference from pages 24 through 52 of the Annual Report:

          Report of Independent Certified Public Accountants

          Consolidated Statements of Financial Condition as of June 30, 1998 and 1997

          Consolidated Statements of Earnings for the years ended June 30, 1998, 1997 and 1996

          Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

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

         (3)      Exhibits

         The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:


Exhibit
Number    Description

3.1       Articles of Incorporation                                           *
3.2       Code of Regulations of Community Investors Bancorp, Inc.            *
3.3       Bylaws of Community Investors Bancorp, Inc.                         *

4.1       Specimen Stock Certificate of Community Investors Bancorp, Inc.     *
10.1      Form of Severance Agreement between Community Investors
             Bancorp, Inc. and John W. Kennedy and Brian R. Buckley           *
10.5      Employee Stock Ownership Plan                                       *
13        Annual Report to Stockholders
27        Financial Data Schedule


* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-84132) filed with the Securities and Exchange Commission on September 16, 1994, as amended.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the quarter ended June 30, 1998.

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

                                          FIRST FEDERAL SAVINGS AND LOAN


September 28, 1998                         By:    /s/ John W. Kennedy
                                                  -------------------
                                                  John W. Kennedy
                                                  President and Managing Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 1998.

       Signature                                 Title

/s/ John W. Kennedy                          President and Managing Officer
John W. Kennedy

/s/ Brian R. Buckley                         Vice President and Treasurer
Brian R. Buckley

/s/ Dale C. Hoyles                           Chairman of the Board
Dale C. Hoyles

/s/ David M. Auck                            Vice Chairman of the Board
David M. Auck

/s/ Richard L. Cory                          Director
Richard L. Cory

/s/ Phillip E. Harris                        Director
Phillip E. Harris

/s/ Herbert Kraft                            Director
Herbert Kraft

/s/ Thomas P. Moore                          Director
Thomas P. Moore