Form 10QSB
period 1998-09-30
COMMUNITY INVESTORS BANCORP INC
filed 1998-11-16
CIK 930277

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1998
                               --------------------------------------

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

Yes    X                                                    No

As of November 12, 1998, the latest practicable date, 1,230,944 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










                               Page 1 of 15 pages

                                      INDEX

                                                                         Page

PART I  - FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                    3

           Consolidated Statements of Earnings                               4

           Consolidated Statements of Cash Flows                             5

           Notes to Consolidated Financial Statements                        7

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                       10


PART II - OTHER INFORMATION                                                 14

SIGNATURES                                                                  15


                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      September 30,            June 30,
         ASSETS                                                                                1998                1998
Cash and due from banks                                                                    $  1,812            $  1,279
Federal funds sold                                                                               84                 572
Interest-bearing deposits in other financial institutions                                     2,036                 942
                                                                                            -------             -------
         Cash and cash equivalents                                                            3,933               2,793

Investment securities available for sale - at market                                          5,478               5,485
Investment securities - at amortized cost, approximate market value of
  $5,543 and $7,317 as of  September 30, 1998 and June 30, 1998                               5,482               7,285
Mortgage-backed  securities available for sale - at market                                   10,178                  -
Mortgage-backed securities - at amortized cost, approximate market value
  of $1,122 and $1,214 as of September 30, 1998 and June 30, 1998                             1,179               1,269
Loans receivable - net                                                                       85,150              83,574
Property acquired in settlement of loans                                                         30                  58
Office premises and equipment - at depreciated cost                                             633                 600
Federal Home Loan Bank stock - at cost                                                        1,294                 825
Accrued interest receivable on loans                                                            157                 114
Accrued interest receivable on mortgage-backed securities                                        63                   7
Accrued interest receivable on investments and interest-bearing deposits                        142                 233
Prepaid expenses and other assets                                                               115                 150
Deferred federal income taxes                                                                   119                 142
                                                                                            -------             -------

         Total assets                                                                      $113,953            $102,535
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 77,475            $ 75,955
Advances from the Federal Home Loan Bank                                                     25,538              15,558
Advances by borrowers for taxes and insurance                                                     8                   5
Accrued interest payable                                                                        369                 342
Other liabilities                                                                               290                 226
Accrued federal income taxes                                                                    100                 106
                                                                                            -------             -------
         Total liabilities                                                                  103,780              92,192


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,107,171 shares issued             17                  17
  Additional paid-in capital                                                                  6,908               6,908
  Retained earnings, restricted                                                               7,899               7,742
  Shares acquired by stock benefit plans                                                       (759)               (759)
  Less 190,800 and 177,800 shares of treasury stock - at cost                                (3,885)             (3,551)
  Unrealized losses on securities designated as available for sale, net of
    related tax effects                                                                          (7)                (14)
                                                                                            -------             -------
         Total stockholders' equity                                                          10,173              10,343
                                                                                            -------            --------

         Total liabilities and stockholders' equity                                        $113,953            $102,535
                                                                                            =======             =======



                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 For the three month periods ended September 30,
                        (In thousands, except share data)


                                                                                               1998                1997
Interest income
  Loans                                                                                      $1,730              $1,631
  Mortgage-backed securities                                                                     30                  23
  Investment securities                                                                         193                 162
  Interest-bearing deposits and other                                                            58                   3
                                                                                              -----               -----

         Total interest income                                                                2,010               1,819

Interest expense
  Deposits                                                                                      912                 884
  Borrowings                                                                                    255                 122
                                                                                              -----               -----

         Total interest expense                                                               1,167               1,006
                                                                                              -----               -----

         Net interest income                                                                    843                 813

Provision for losses on loans                                                                    26                   2
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                  816                 811

Other income
  Gain on sale of other repossessed assets                                                       -                    2
  Other operating                                                                                57                  41
                                                                                              -----               -----

         Total other income                                                                      57                  43

General, administrative and other expense
  Employee compensation and benefits                                                            283                 239
  Occupancy and equipment                                                                        30                  32
  Federal deposit insurance premiums                                                             11                  11
  Franchise taxes                                                                                41                  39
  Expenses of property acquired in settlement of loans                                            4                   9
  Data processing                                                                                51                  43
  Other operating                                                                               104                 114
                                                                                              -----               -----

         Total general, administrative and other expense                                        525                 487
                                                                                              -----               -----

         Earnings before income taxes                                                           348                 367

Federal income taxes
  Current                                                                                        96                 121
  Deferred                                                                                       19                  10
                                                                                              -----               -----

         Total federal income taxes                                                             115                 131
                                                                                              -----               -----

         NET EARNINGS                                                                        $  233              $  236
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.20                $.19
                                                                                                ===                 ===

           Diluted                                                                             $.19                $.18
                                                                                                ===                 ===



                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                                 $   233            $  236
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                            (12)               (4)
    Amortization of deferred loan origination fees                                                (58)              (48)
    Depreciation and amortization                                                                  11                 9
    Provision for losses on loans                                                                  26                 2
    Gain on sale of other repossessed assets                                                       -                 (2)
    Federal Home Loan Bank stock dividends                                                        (17)              (14)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (43)              (17)
      Accrued interest receivable on mortgage-backed securities                                   (56)                3
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                  91               (23)
      Prepaid expenses and other assets                                                            35                59
      Accrued interest payable                                                                     27               (17)
      Other liabilities                                                                            64                36
      Federal income taxes
        Current                                                                                    (6)              124
        Deferred                                                                                   19                10
                                                                                               ------             -----
         Net cash provided by operating activities                                                314               354

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               1,828               200
  Purchase of investment securities designated as held to maturity                                 -               (500)
  Purchase of mortgage-backed securities designated as available for sale                     (10,178)               -
  Principal repayments on mortgage-backed securities                                               90                60
  Loan principal repayments                                                                     7,304             3,837
  Loan disbursements                                                                           (8,816)           (6,515)
  Purchase of office premises and equipment                                                       (44)               (6)
  Proceeds from sale of other repossessed assets                                                   -                 33
  Purchase of Federal Home Loan Bank stock                                                       (452)               -
                                                                                               ------             -----
         Net cash used in investing activities                                                (10,268)           (2,891)
                                                                                               ------             -----

         Net cash used in operating and investing
           activities (subtotal carried forward)                                               (9,954)           (2,537)
                                                                                               ------             -----



                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 1998              1997
         Net cash used in operating and investing activities
           (subtotal brought forward)                                                         $(9,954)          $(2,537)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,520             1,164
  Proceeds from Federal Home Loan Bank advances                                                12,000             7,300
  Repayment of Federal Home Loan Bank advances                                                 (2,020)           (6,571)
  Advances by borrowers for taxes and insurance                                                     3                 6
  Purchase of treasury stock                                                                     (334)             (185)
  Dividends on common stock                                                                       (75)              (79)
                                                                                               ------            ------
         Net cash provided by financing activities                                             11,094             1,635
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                            1,140              (902)

Cash and cash equivalents at beginning of period                                                2,793             2,410
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 3,933           $ 1,508
                                                                                               ======            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   101           $    15
                                                                                               ======            ======

    Interest on deposits and borrowings                                                       $ 1,140           $ 1,023
                                                                                               ======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                          $     7           $    -
                                                                                               ======            ======


                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 1998 and 1997


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 92,709 unallocated ESOP shares, totaled 1,162,787 for the three month period ended September 30, 1998. Weighted-average common shares deemed outstanding, which gives effect to 106,145 unallocated ESOP shares, totaled 1,274,176 for the three month period ended September 30, 1997.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,205,031 and 1,303,908 for the three month periods ended September 30, 1998 and 1997, respectively.

    Weighted-average common shares outstanding for the three month period ended September 30, 1997, have been restated to give effect to the Corporation's three-for-two stock split in fiscal 1998.

                        Community Investors Bancorp, Inc.

             For the three months ended September 30, 1998 and 1997


    4.   Effects of Recent Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Corporation's financial statements. Comprehensive income totaled $226,000 and $222,000 for the three month periods ended September 30, 1998 and 1997, respectively. The components of other comprehensive income consisted solely of unrealized losses on securities designated as available for sale, net of related tax effects, totaling $7,000 and $14,000 for those respective periods.

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

                        Community Investors Bancorp, Inc.

             For the three months ended September 30, 1998 and 1997


    4.   Effects of Recent Accounting Pronouncements (continued)

    The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

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


Discussion of Financial Condition Changes from June 30, 1998 to September 30,
1998

At September 30, 1998, the Corporation's assets totaled $114.0 million, an increase of $11.4 million, or 11.1%, over the level reported at June 30, 1998. The increase in assets was funded primarily through growth in the deposit portfolio of $1.5 million, combined with an increase in advances from the Federal Home Loan Bank of $10.0 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $670,000 during the three month period, to a total of $14.9 million at September 30, 1998, as maturities of investment securities totaling $1.8 million were partially offset by a $1.1 million increase in cash and cash equivalents. Mortgage-backed securities totaled $11.4 million at September 30, 1998, an increase of $10.1 million over June 30, 1998 levels. A mortgage-backed security purchased of $10.2 million is backed by GNMA and bears interest at a rate of 6.875%. The purchase was financed via a 5.00% fixed-rate advance from the Federal Home Loan Bank. Regulatory liquidity amounted to 16.87% at September 30, 1998.

Loans receivable increased by $1.6 million, or 1.9%, during the three month period, to a total of $85.2 million at September 30, 1998. Loan disbursements amounted to $8.8 million and were partially offset by principal repayments of $7.3 million. The volume of loan disbursements during the three months ended September 30, 1998, remained consistent with the increased volume achieved during the three months ended September 30, 1997. The allowance for loan losses totaled $586,000 at September 30, 1998, as compared to $563,000 at June 30, 1998. Nonperforming loans totaled $817,000 at September 30, 1998, as compared to $600,000 at June 30, 1998. The allowance for loan losses represented 71.7% of nonperforming loans as of September 30, 1998 and 93.8% at June 30, 1998. Although management believes that its allowance for loan losses at September 30, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $77.5 million at September 30, 1998, an increase of $1.5 million, or 2.0%, over June 30, 1998 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1998 to September 30, 1998 (continued)

Advances from the Federal Home Loan Bank totaled $25.5 million at September 30, 1998, an increase of $10.0 million, or 64.1%, over June 30, 1998 levels. The increase resulted primarily from a $10.0 million advance used to fund the purchase of a mortgage-backed security, as previously discussed.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (OTS). At September 30, 1998, the Association's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three Month Periods Ended September 30, 1998 and 1997

General

The Corporation's net earnings totaled $233,000 for the three months ended September 30, 1998, a decrease of $3,000, or 1.3%, from the $236,000 of net earnings reported for the same period in 1997. The decrease in earnings resulted primarily from a $38,000 increase in general, administrative and other expense, which was partially offset by a $30,000 increase in net interest income.

Net Interest Income

Net interest income increased by $30,000, or 3.7%, for the three months ended September 30, 1998, compared to the 1997 period. Interest income on loans increased by $99,000, or 6.1%, due primarily to a $6.8 million increase in the average net portfolio balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits increased by $93,000, or 49.5%, due primarily to a increase in the average portfolio balance outstanding.

Interest expense on deposits increased by $28,000, or 3.2%, due primarily to a $3.6 million increase in the average balance of deposits outstanding, which was partially offset by a decline in the cost of deposits year-to-year. Interest expense on borrowings increased by $133,000, due primarily to a $11.0 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1998 and 1997 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $30,000, or 3.7%, to a total of $843,000 for the three months ended September 30, 1998. The interest rate spread amounted to approximately 2.83% in the 1998 three month period, as compared to 3.08% during the 1997 period, while the net interest margin totaled approximately 3.22% in 1998, as compared to 3.58% in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $26,000 provision for losses on loans during the three month period ended September 30, 1998, an increase of $24,000 over the comparable 1997 period. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $14,000, or 32.6%, for the three months ended September 30, 1998, compared to the same period in 1997, due primarily to an increase in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense increased by $38,000, or 7.8%, during the three months ended September 30, 1998, compared to the same period in 1997. This increase resulted primarily from a $44,000, or 18.4%, increase in employee compensation and benefits, which was partially offset by a $10,000 decrease in other operating expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels year to year, coupled with increased costs attendant to stock benefit plans and normal merit increases.

Federal Income Taxes

The provision for federal income taxes decreased by $16,000, or 12.2%, for the three months ended September 30, 1998, as compared to the same period in 1997. This decrease resulted primarily from the decrease in net earnings before taxes of $19,000, or 5.2%. The effective tax rates were 33.0% and 35.7% for the three months ended September 30, 1998 and 1997, respectively.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters

As with all providers of financial services, the Association's operations are heavily dependent on information technology systems. The Association is addressing the potential problems associated with the possibility that the computers that control or operate the information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, the Association identified the operating systems that is considers critical to the on-going operations of the Asssociation. The Association is working with companies that supply or service its information technology systems to remedy any year 2000 problems.

Of the systems that the Association identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider is converting its hardware to a new Year 2000 compliant system. The Association's conversion to this new system will be completed during the fourth calendar quarter of 1998. The service provider successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. The Association is scheduled to perform final customer testing, which is designed to test the Association's unique equipment configuration and communications link to the service provider, prior to December 31, 1998.

The Association has developed a contingency plan in case the mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the Association deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote; however, a more likely scenario is that the service provider's system will be down for several days or weeks upon arrival of Year 2000. The plan, therefore, primarily addresses action to deal with the latter possibility rather than with a catastrophic event. The Association does not consider contingency planning to be a static process; therefore, the plan will be amended to address a catastrophic event if testing results indicate greater concern.

Management of the Association has developed an estimate of expenses that are reasonably likely to be incurred by the Association in connection with this issue; however, the Association does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Association is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Association's current systems, programs and equipment Year 2000 compliant, the Association's net earnings and financial condition could be adversely affected.

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

                                     PART II


ITEM 1.  Legal Proceedings

          Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

          Not applicable


ITEM 3.  Defaults Upon Senior Securities

          Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On  October  26,  1998,  the  Annual  Meeting  of  the   Corporation's
          Stockholders was held. Four directors nominated were elected to terms expiring in two years by the following votes.

          John W. Kennedy          For:  1,083,185            Withhold:    112

          David M. Auck            For:  1,082,943            Withhold:    354

          Philip E. Harris         For:  1,082,623            Withhold:    674

          John D. Mizick           For:  1,078,685            Withhold:  4,612

          One other matter was submitted to the stockholders, for which the following votes were cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 1999.

          For:  1,079,643           Against:  450               Abstain:  3,204


ITEM 5.  Other Information

          None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:                  None.

         Exhibits:
           27.1: Financial Data Schedule for the three months ended September 30, 1998.

           27.2:                               Restated Financial Data Schedule
                                               for the  three  months ended
                                               September 30, 1997.

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 12, 1998             By:  /s/John W. Kennedy
     -------------------------              ----------------------------
                                              John W. Kennedy
                                              President and Chief
                                              Executive Officer



Date:    November 12, 1998             By:  /s/Robert W. Siegel
     -------------------------              ----------------------------
                                              Robert W. Siegel
                                              Assistant Vice President
                                              and Controller