Form 10QSB
period 1998-12-31
COMMUNITY INVESTORS BANCORP INC
filed 1999-02-16
CIK 930277

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1998
                               ------------------------------------

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

Yes    X                                               No

As of February 12, 1999, the latest practicable date, 1,218,144 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










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


                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                       December 31,            June 30,
         ASSETS                                                                                1998                1998
Cash and due from banks                                                                   $   2,260            $  1,279
Federal funds sold                                                                              565                 572
Interest-bearing deposits in other financial institutions                                     1,852                 942
                                                                                           --------             -------
         Cash and cash equivalents                                                            4,677               2,793

Investment securities available for sale - at market                                          3,408               5,485
Investment securities - at amortized cost, approximate market value of
  $2,953 and $7,317 as of  December 31, 1998 and June 30, 1998                                3,128               7,285
Mortgage-backed  securities available for sale - at market                                   13,875                  -
Mortgage-backed securities - at amortized cost, approximate market value
  of $1,050 and $1,214 as of December 31, 1998 and June 30, 1998                              1,111               1,269
Loans receivable - net                                                                       86,068              83,574
Property acquired in settlement of loans                                                         27                  58
Office premises and equipment - at depreciated cost                                             719                 600
Federal Home Loan Bank stock - at cost                                                        1,317                 825
Accrued interest receivable on loans                                                            103                 114
Accrued interest receivable on mortgage-backed securities                                        78                   7
Accrued interest receivable on investments and interest-bearing deposits                         60                 233
Prepaid expenses and other assets                                                                58                 150
Prepaid federal income taxes                                                                     94                  -
Deferred federal income taxes                                                                   153                 142
                                                                                           --------             -------

         Total assets                                                                      $114,876            $102,535
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                  $  78,827            $ 75,955
Advances from the Federal Home Loan Bank                                                     25,393              15,558
Advances by borrowers for taxes and insurance                                                    13                   5
Accrued interest payable                                                                        378                 342
Other liabilities                                                                               217                 226
Accrued federal income taxes                                                                     -                  106
                                                                                            -------             -------
         Total liabilities                                                                  104,828              92,192


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  5,926               6,908
  Retained earnings, restricted                                                               9,093               7,742
  Shares acquired by stock benefit plans                                                       (681)               (759)
  Less 442,706 and 394,530 shares of treasury stock - at cost                                (4,194)             (3,551)
  Unrealized losses on securities designated as available for sale, net of
    related tax effects                                                                        (113)                (14)
                                                                                            -------             -------
         Total stockholders' equity                                                          10,048              10,343
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $114,876            $102,535
                                                                                            =======             =======



                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                         Six months ended             Three months ended
                                                                            December 31,                  December 31,
                                                                         1998         1997            1998         1997
Interest income
  Loans                                                                $3,436       $3,258          $1,706       $1,627
  Mortgage-backed securities                                              228           51             198           28
  Investment securities                                                   309          343             116          181
  Interest-bearing deposits and other                                     107            7              50            4
                                                                        -----        -----           -----        -----
         Total interest income                                          4,080        3,659           2,070        1,840

Interest expense
  Deposits                                                              1,819        1,784             907          900
  Borrowings                                                              595          245             340          123
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,414        2,029           1,247        1,023
                                                                        -----        -----           -----        -----

         Net interest income                                            1,666        1,630             823          817

Provision for losses on loans                                              52           56              26           54
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          1,614        1,574             797          763

Other income
  Gain on sale of investment securities                                     6           -                6           -
  Loss on sale of repossessed assets                                       (2)          (2)             (2)          (4)
  Other operating                                                         125           95              68           54
                                                                        -----        -----           -----        -----
         Total other income                                               129           93              72           50

General, administrative and other expense
  Employee compensation and benefits                                      570          485             287          246
  Occupancy and equipment                                                  64           63              34           31
  Federal deposit insurance premiums                                       23           23              12           12
  Franchise taxes                                                          79           70              38           31
  Expenses of property acquired in settlement of loans                     14           15              10            6
  Data processing                                                         100           80              49           37
  Other operating                                                         234          248             128          134
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,084          984             558          497
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     659          683             311          316

Federal income taxes
  Current                                                                 227          273             131          152
  Deferred                                                                 (8)         (38)            (27)         (48)
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       219          235             104          104
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  440       $  448          $  207       $  212
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.38         $.35            $.18         $.17
                                                                          ===          ===             ===          ===

           Diluted                                                       $.37         $.35            $.18             .17
                                                                          ===          ===             ===             ===



                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)


                                                                                      1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                      $   440           $   448
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                  (5)              (19)
    Amortization of deferred loan origination fees                                    (126)              (46)
    Depreciation and amortization                                                       22                24
    Provision for losses on loans                                                       52                56
    Amortization expense of stock benefit plans                                        156                87
    Loss on sale of repossessed assets                                                   2                 2
    Federal Home Loan Bank stock dividends                                             (40)              (28)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                              11                 8
      Accrued interest receivable on mortgage-backed securities                        (71)                3
      Accrued interest receivable on investments and
        interest-bearing deposits                                                      173                (7)
      Prepaid expenses and other assets                                                 92                94
      Accrued interest payable                                                          36                25
      Other liabilities                                                                (10)               (8)
      Federal income taxes
        Current                                                                       (200)              106
        Deferred                                                                        (8)              (38)
                                                                                    ------            ------
         Net cash provided by operating activities                                     524               707

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                    4,332             1,700
  Proceeds from sale of investment securities                                        4,996                -
  Purchase of investment securities designated as available for sale                (3,078)               -
  Purchase of investment securities designated as held to maturity                      -             (1,082)
  Purchase of mortgage-backed securities designated as available
    for sale                                                                       (15,740)               -
  Principal repayments on mortgage-backed securities                                 1,839               129
  Loan principal repayments                                                         12,995             8,688
  Loan disbursements                                                               (15,460)          (13,557)
  Purchase of office premises and equipment                                           (142)              (17)
  Proceeds from sale of repossessed assets                                             146                41
  Purchase of Federal Home Loan Bank stock                                            (452)               -
                                                                                    ------            ------
         Net cash used in investing activities                                     (10,564)           (4,098)
                                                                                    ------            ------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                   (10,040)           (3,391)
                                                                                    ------            ------



                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,


                                                                                    1998              1997
         Net cash used in operating and investing
           activities (subtotal brought forward)                                $(10,040)          $(3,391)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                 2,872             2,336
  Proceeds from Federal Home Loan Bank advances                                   12,000             9,300
  Repayment of Federal Home Loan Bank advances                                    (2,165)           (8,193)
  Advances by borrowers for taxes and insurance                                        8                13
  Purchase of treasury stock                                                        (643)             (403)
  Dividends on common stock                                                         (148)             (138)
                                                                                 -------            ------
         Net cash provided by financing activities                                11,924             2,915
                                                                                 -------            ------

Net decrease in cash and cash equivalents                                          1,884              (476)

Cash and cash equivalents at beginning of period                                   2,793             2,410
                                                                                 -------            ------

Cash and cash equivalents at end of period                                      $  4,677           $ 1,934
                                                                                 =======            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                        $    378           $   185
                                                                                 =======            ======

    Interest on deposits and borrowings                                         $  2,378           $ 2,004
                                                                                 =======            ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to repossessed assets                                    $    128           $    13
                                                                                 =======            ======

  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                        $    (99)          $    (1)
                                                                                 =======            ======



                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 1998 and 1997


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 92,709 unallocated ESOP shares, totaled 1,150,103 and 1,137,419 for the six and three month periods ended December 31, 1998. Weighted-average common shares deemed outstanding, which gives effect to 106,145 unallocated ESOP shares, totaled 1,263,125 and 1,252,075 for the six and three month period ended December 31, 1997.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,193,874 and 1,181,190 for the six and three month periods ended December 31, 1998. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,292,992 and 1,281,942 for the six and three month periods ended December 31, 1997.

    Weighted-average common shares outstanding for the three month period ended December 31, 1997, have been restated to give effect to the Corporation's three-for-two stock split in fiscal 1998.

                        Community Investors Bancorp, Inc.

          For the six and three months ended December 31, 1998 and 1997


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

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Corporation's financial statements. Comprehensive income totaled $226,000 and $222,000 for the three month periods ended December 31, 1998 and 1997, respectively. The components of other comprehensive income consisted solely of unrealized losses on securities designated as available for sale, net of related tax effects, totaling $7,000 and $14,000 for those respective periods.

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

                        Community Investors Bancorp, Inc.

          For the six and three months ended December 31, 1998 and 1997


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


Discussion of Financial Condition Changes from June 30, 1998 to December 31,
1998

At December 31, 1998, the Corporation's assets totaled $114.9 million, an increase of $12.3 million, or 12.0%, over the level reported at June 30, 1998. The increase in assets was funded primarily through growth in the deposit portfolio of $2.9 million, combined with an increase in advances from the Federal Home Loan Bank of $9.8 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $4.4 million during the six month period, to a total of $11.2 million at December 31, 1998, as maturities and sales of investment securities totaling $4.3 million and $5.0 million, respectively, were partially offset by purchases of investment securities totaling $3.1 million and a $1.9 million increase in cash and cash equivalents. Mortgage-backed securities totaled $15.0 million at December 31, 1998, an increase of $13.7 million over June 30, 1998 levels. Purchases of mortgage-backed and investment securities totaled $15.7 million and $3.1 million, respectively, during the six month period. The instruments are backed by FNMA, FHLB and GNMA and bear a weighted average interest at a rate of 6.361%. The purchases were financed via a 5.00% fixed-rate advance from the Federal Home Loan Bank, coupled with previously mentioned maturities of investment securities. Regulatory liquidity amounted to 11.79% at December 31, 1998.

Loans receivable increased by $2.5 million, or 3.0%, during the six month period, to a total of $86.1 million at December 31, 1998. Loan disbursements amounted to $15.5 million and were partially offset by principal repayments of $13.0 million. The volume of loan disbursements during the six months ended December 31, 1998, remained consistent with the increased volume achieved during the six months ended December 31, 1997. The allowance for loan losses totaled $586,000 at December 31, 1998, as compared to $563,000 at June 30, 1998.
Nonperforming loans totaled $762,000 at December 31, 1998, as compared to $600,000 at June 30, 1998. The allowance for loan losses represented 76.9% of nonperforming loans as of December 31, 1998 and 93.8% at June 30, 1998. Although management believes that its allowance for loan losses at December 31, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1998 to December 31, 1998 (continued)

Deposits totaled $78.8 million at December 31, 1998, an increase of $2.9 million, or 3.8%, over June 30, 1998 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank totaled $25.4 million at December 31, 1998, an increase of $9.8 million, or 63.2%, over June 30, 1998 levels. The increase resulted primarily from a $11.0 million advance used to fund the purchase of mortgage-backed securities, as previously discussed.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (OTS). At December 31, 1998, the Association's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six Month Periods Ended December 31, 1998 and 1997

General

The Corporation's net earnings totaled $440,000 for the six months ended December 31, 1998, a decrease of $8,000, or 1.8%, from the $448,000 of net earnings reported for the same period in 1997. The decrease in earnings resulted primarily from a $100,000 increase in general, administrative and other expense, which was partially offset by a $36,000 increase in net interest income, a $36,000 increase in other income and a $16,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income increased by $36,000, or 2.2%, for the six months ended December 31, 1998, compared to the 1997 period. Interest income on loans increased by $178,000, or 5.5%, due primarily to a $5.8 million increase in the average net portfolio balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits increased by $243,000, or 60.6%, due primarily to a increase in the average portfolio balance outstanding.

Interest expense on deposits increased by $35,000, or 2.0%, due primarily to a $3.7 million increase in the average balance of deposits outstanding, which was partially offset by a decline in the cost of deposits year-to-year. Interest expense on borrowings increased by $350,000, due primarily to a $13.8 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1998 and 1997 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $36,000, or 2.2%, to a total of $1,666,000 for the six months ended December 31, 1998. The interest rate spread amounted to approximately 2.73% in the 1998 six month period, as compared to 3.02% during the 1997 period, while the net interest margin totaled approximately 3.08% in 1998, as compared to 3.53% in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $52,000 provision for losses on loans during the six month period ended December 31, 1998, a decrease of $4,000 over the comparable 1997 period. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $36,000, or 38.7%, for the six months ended December 31, 1998, compared to the same period in 1997, due primarily to an increase in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense increased by $100,000, or 10.2%, during the six months ended December 31, 1998, compared to the same period in 1997. This increase resulted primarily from an $85,000, or 17.5%, increase in employee compensation and benefits, which was partially offset by a $14,000, or 5.6%, decrease in other operating expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels year to year, coupled with increased costs attendant to stock benefit plans and normal merit increases.

Federal Income Taxes

The provision for federal income taxes decreased by $16,000, or 6.8%, for the six months ended December 31, 1998, as compared to the same period in 1997. This decrease resulted primarily from the decrease in net earnings before taxes of $24,000, or 3.5%. The effective tax rates were 33.2% and 34.4% for the six months ended December 31, 1998 and 1997, respectively.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997

General

The Corporation's net earnings totaled $207,000 for the three months ended December 31, 1998, a decrease of $5,000, or 2.4%, from the $212,000 of net earnings reported for the same period in 1997. The decrease in earnings resulted primarily from a $61,000 increase in general, administrative and other expense, which was partially offset by a $6,000 increase in net interest income and a $22,000 increase in other income.

Net Interest Income

Net interest income increased by $6,000, or .7%, for the three months ended December 31, 1998, compared to the 1997 period. Interest income on loans increased by $79,000, or 4.9%, due primarily to a $4.8 million increase in the average net portfolio balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits increased by $151,000, or 70.9%, due primarily to a increase in the average portfolio balance outstanding.

Interest expense on deposits increased by $7,000, or.8%, due primarily to a $3.8 million increase in the average balance of deposits outstanding, which was partially offset by a decline in the cost of deposits year-to-year. Interest expense on borrowings increased by $217,000, due primarily to a $16.7 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $6,000, or .7%, to a total of $823,000 for the three months ended December 31, 1998. The interest rate spread amounted to approximately 2.6% in the 1998 three month period, as compared to 3.0% during the 1997 period, while the net interest margin totaled approximately 2.9% in 1998, as compared to 3.5% in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $26,000 provision for losses on loans during the three month period ended December 31, 1998, a decrease of $28,000 from the comparable 1997 period. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997 (continued)

Other Income

Other income increased by $22,000, or 44.0%, for the three months ended December 31, 1998, compared to the same period in 1997, due primarily to an increase in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense increased by $61,000, or 12.3%, during the three months ended December 31, 1998, compared to the same period in 1997. This increase resulted primarily from a $41,000, or 16.7%, increase in employee compensation and benefits, which was partially offset by a $6,000, or 4.5%, decrease in other operating expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels year to year, coupled with increased costs attendant to stock benefit plans and normal merit increases.

Federal Income Taxes

The provision for federal income taxes remained unchanged at $104,000, for the three months ended December 31, 1998, as compared to the same period in 1997. Net earnings before income taxes declined slightly to $311,000, compared to $316,000 for the three months ended December 31, 1997. The effective tax rates were 33.4% and 32.9% for the three months ended December 31, 1998 and 1997, respectively.


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

As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, the Association identified the operating systems that it considers critical to the on-going operations of the Asssociation. The Association is working with companies that supply or service its information technology systems to remedy any year 2000 problems.

Of the systems that the Association identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider is converting its hardware to a new Year 2000 compliant system. The Association's conversion to this new system will be completed during the fourth calendar quarter of 1998. The service provider successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. Year 2000 compliance has become an intregal part of the Association's 1999 planning. With the completion of the proxy testing of the mission critical systems the Association is now focusing on the less critical portions of the year 2000 program.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

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

         None


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:              None.

         Exhibits 27:                      Financial Data Schedule for the six
                                           months ended December 31, 1998.

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    February 12, 1999              By:  /s/John W. Kennedy
     -----------------------------           -----------------------------
                                               John W. Kennedy
                                               President and Chief
                                               Executive Officer



Date:    February 12, 1999              By:  /s/Robert W. Siegel
     -----------------------------           -----------------------------
                                               Robert W. Siegel
                                               Assistant Vice President
                                               and Controller