Form 10QSB
period 1999-03-31
COMMUNITY INVESTORS BANCORP INC
filed 1999-05-14
CIK 930277

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                               ----------------------------------------------

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

Yes    X                                               No

As of May 14, 1999, the latest practicable date, 1,218,144 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










                               Page 1 of 18 pages

                                      INDEX

                                                                         Page

PART I   - FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition               3

                Consolidated Statements of Earnings                          4

                Consolidated Statements of Comprehensive Income              5

                Consolidated Statements of Cash Flows                        6

                Notes to Consolidated Financial Statements                   8

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                  11


PART II  - OTHER INFORMATION                                                17

SIGNATURES                                                                  18



                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          March 31,            June 30,
         ASSETS                                                                                1999                1998
Cash and due from banks                                                                    $  2,399            $  1,279
Federal funds sold                                                                            1,165                 572
Interest-bearing deposits in other financial institutions                                       837                 942
                                                                                            -------             -------
         Cash and cash equivalents                                                            4,401               2,793

Investment securities available for sale - at market                                          2,902               5,485
Investment securities held to maturity - at amortized cost, approximate market
  value of $3,185 and $7,317 as of  March 31, 1999 and June 30, 1998                          3,185               7,285
Mortgage-backed securities available for sale - at market                                    13,069                  -
Mortgage-backed securities held to maturity - at amortized cost, approximate
  market value of $965 and $1,214 as of March 31, 1999 and June 30, 1998                      1,010               1,269
Loans receivable - net                                                                       87,824              83,574
Property acquired in settlement of loans                                                         39                  58
Office premises and equipment - at depreciated cost                                             731                 600
Federal Home Loan Bank stock - at cost                                                        1,340                 825
Accrued interest receivable on loans                                                             98                 114
Accrued interest receivable on mortgage-backed securities                                        70                   7
Accrued interest receivable on investments and interest-bearing deposits                        109                 233
Prepaid expenses and other assets                                                               155                 150
Prepaid federal income taxes                                                                     19                  -
Deferred federal income taxes                                                                   201                 142
                                                                                            -------             -------

         Total assets                                                                      $115,153            $102,535
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 78,869            $ 75,955
Advances from the Federal Home Loan Bank                                                     25,375              15,558
Advances by borrowers for taxes and insurance                                                     9                   5
Accrued interest payable                                                                        388                 342
Other liabilities                                                                               100                 226
Accrued federal income taxes                                                                     -                  106
                                                                                            -------             -------
         Total liabilities                                                                  104,741              92,192


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,099               6,908
  Retained earnings, restricted                                                               8,183               7,742
  Shares acquired by stock benefit plans                                                       (621)               (759)
  Less 442,706 and 394,530 shares of treasury stock - at cost                                (4,194)             (3,551)
  Unrealized losses on securities designated as available for sale, net of
    related tax effects                                                                         (72)                (14)
                                                                                            -------             -------
         Total stockholders' equity                                                          10,412              10,343
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $115,153            $102,535
                                                                                            =======             =======


                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                 Nine months ended             Three months ended
                                                                       March 31,                    March 31,
                                                                  1999         1998            1999         1998
Interest income
  Loans                                                         $5,143       $4,940          $1,707       $1,682
  Mortgage-backed securities                                       421           76             193           25
  Investment securities                                            421          531             112          188
  Interest-bearing deposits and other                              128           22              21           15
                                                                 -----        -----           -----        -----
         Total interest income                                   6,113        5,569           2,033        1,910

Interest expense
  Deposits                                                       2,683        2,659             864          875
  Borrowings                                                       926          393             331          148
                                                                 -----        -----           -----        -----
         Total interest expense                                  3,609        3,052           1,195        1,023
                                                                 -----        -----           -----        -----

         Net interest income                                     2,504        2,517             838          887

Provision for losses on loans                                       73          120              21           64
                                                                 -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                   2,431        2,397             817          823

Other income
  Gain on sale of investment securities                              6           -               -            -
  Loss on sale of other repossessed assets                          (2)          (6)             -            (4)
  Other operating                                                  183          141              58           46
                                                                 -----        -----           -----        -----
         Total other income                                        187          135              58           42

General, administrative and other expense
  Employee compensation and benefits                               852          738             282          253
  Occupancy and equipment                                          102          101              38           38
  Federal deposit insurance premiums                                35           34              12           11
  Franchise taxes                                                  113          111              34           41
  Expenses of property acquired in settlement of loans              22           23               8            8
  Data processing                                                  159          133              59           53
  Other operating                                                  338          371             104          123
                                                                 -----        -----           -----        -----
         Total general, administrative and other expense         1,621        1,511             537          527
                                                                 -----        -----           -----        -----

         Earnings before income taxes                              997        1,021             338          338

Federal income taxes
  Current                                                          363          390             107          117
  Deferred                                                         (29)         (44)              8           (6)
                                                                 -----        -----           -----        -----
         Total federal income taxes                                334          346             115          111
                                                                 -----        -----           -----        -----

         NET EARNINGS                                           $  663       $  675          $  223       $  227
                                                                 =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                  $.58         $.53            $.20         $.18
                                                                   ===          ===             ===          ===

           Diluted                                                $.57         $.52            $.20         $.17
                                                                   ===          ===             ===          ===



                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                             For the nine months           For the three months
                                                               ended March 31,                ended March 31,
                                                            1999            1998           1999           1998
Net earnings                                                $663            $675           $223           $227

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                        (54)             (1)            41             -

Reclassification adjustment for realized gains
  included in earnings                                        (4)             -              -              -
                                                             ---             ---            ---            ---

Comprehensive income                                        $605            $674           $264           $227
                                                             ===             ===            ===            ===



                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)


                                                                                      1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                      $   663           $   675
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                  26               (17)
    Amortization of deferred loan origination fees                                    (174)              (70)
    Depreciation and amortization                                                       35                36
    Provision for losses on loans                                                       73               120
    Amortization expense of stock benefit plans                                        329               226
    Loss on sale of other repossessed assets                                             2                 6
    Federal Home Loan Bank stock dividends                                             (63)              (42)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                              16               (26)
      Accrued interest receivable on mortgage-backed securities                        (63)                4
      Accrued interest receivable on investments and
        interest-bearing deposits                                                      124               (16)
      Prepaid expenses and other assets                                                 (5)              (47)
      Accrued interest payable                                                          46                62
      Other liabilities                                                               (126)              (46)
      Federal income taxes
        Current                                                                       (125)              113
        Deferred                                                                       (29)              (44)
                                                                                    ------            ------
         Net cash provided by operating activities                                     729               934

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                    5,583             4,641
  Proceeds from sale of securities designated as available for sale                  4,996              -
  Purchase of investment securities designated as available for sale                (2,949)           (4,992)
  Purchase of investment securities designated as held to maturity                    (930)           (2,581)
  Purchase of mortgage-backed securities designated as available for sale          (16,252)             -
  Principal repayments on mortgage-backed securities                                 3,308               188
  Loan principal repayments                                                         23,080            13,950
  Loan disbursements                                                               (27,364)          (20,729)
  Purchase of office premises and equipment                                           (166)              (23)
  Proceeds from sale of other repossessed assets                                       154                53
  Purchase of Federal Home Loan Bank stock                                            (452)               -
                                                                                    ------            ------
         Net cash used in investing activities                                     (10,992)           (9,493)
                                                                                    ------            ------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                   (10,263)           (8,559)
                                                                                    ------            ------



                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)


                                                                                    1999              1998
         Net cash used in operating and investing
           activities (subtotal brought forward)                                $(10,263)          $(8,559)

Cash flows provided by financing activities:
  Net increase in deposit accounts                                                 2,914             2,459
  Proceeds from Federal Home Loan Bank advances                                   12,000            18,550
  Repayment of Federal Home Loan Bank advances                                    (2,183)          (11,780)
  Advances by borrowers for taxes and insurance                                        4                 7
  Purchase of treasury stock                                                        (643)             (636)
  Dividends on common stock                                                         (221)             (199)
                                                                                 -------            ------
         Net cash provided by financing activities                                11,871             8,401
                                                                                 -------            ------

Net increase (decrease) in cash and cash equivalents                               1,608              (158)

Cash and cash equivalents at beginning of period                                   2,793             2,410
                                                                                 -------            ------

Cash and cash equivalents at end of period                                      $  4,401           $ 2,252
                                                                                 =======            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                        $    487           $   295
                                                                                 =======            ======

    Interest on deposits and borrowings                                         $  3,563           $ 2,990
                                                                                 =======            ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to other repossessed assets                              $    154           $    52
                                                                                 =======            ======

  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                        $    (58)          $   (10)
                                                                                 =======            ======


                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 1999 and 1998


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 79,272 unallocated ESOP shares, totaled 1,146,414 and 1,138,872 for the nine and three month periods ended March 31, 1999. Weighted-average common shares deemed outstanding, which gives effect to 92,709 unallocated ESOP shares, totaled 1,262,325 and 1,259,807 for the nine and three month period ended March 31,1998.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,163,715 and 1,156,173 for the nine and three month periods ended March 31, 1999. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,294,847 and 1,300,082 for the nine and three month periods ended March 31, 1998.

                        Community Investors Bancorp, Inc.

           For the nine and three months ended March 31, 1999 and 1998


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

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

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

                        Community Investors Bancorp, Inc.

           For the nine and three months ended March 31, 1999 and 1998


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


Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999

At March 31, 1999, the Corporation's assets totaled $115.2 million, an increase of $12.6 million, or 12.3%, over the level reported at June 30, 1998. The increase in assets was funded primarily through growth in the deposit portfolio of $2.9 million, combined with an increase in advances from the Federal Home Loan Bank of $9.8 million.

Liquid assets (i.e. cash, interest-bearing deposits and investment securities) decreased by $5.1 million during the nine month period, to a total of $10.5 million at March 31, 1999, as maturities and sales of investment securities of $5.6 million and $5.0 million, respectively, were partially offset by purchases of investment securities totaling $3.9 million and a $1.6 million increase in cash and cash equivalents. Mortgage-backed securities totaled $14.1 million at March 31, 1999, an increase of $12.8 million over June 30, 1998 levels. Purchases of mortgage-backed and investment securities totaled $16.3 million and $3.9 million, respectively, during the nine month period. The instruments include government agency securities and corporate bonds and bear a weighted average interest rate of 6.42%. The purchases were financed using fixed-rate advances from the Federal Home Loan Bank bearing a weighted average interest rate of 5.05%, coupled with previously mentioned maturities of investment securities. Regulatory liquidity amounted to 10.09% at March 31, 1999.

Loans  receivable  increased  by $4.3  million,  or 5.1%,  during the nine month period, to a total of $87.8 million at March 31, 1999. Loan disbursements amounted to $27.4 million and were partially offset by principal repayments of $23.1 million. The volume of loan disbursements during the nine months ended March 31, 1999, exceeded the volume achieved during the nine months ended March 31, 1998 by $6.6 million, or 32.0%. The allowance for loan losses totaled $578,000 at March 31, 1999, as compared to $563,000 at June 30, 1998.
Nonperforming loans totaled $848,000 at March 31, 1999, as compared to $600,000 at June 30, 1998. The allowance for loan losses represented 68.2% of nonperforming loans as of March 31, 1999 and 93.8% at June 30, 1998. Although management believes that its allowance for loan losses at March 31, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999 (continued)

Deposits totaled $78.9 million at March 31, 1999, an increase of $2.9 million, or 3.8%, over June 30, 1998 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank totaled $25.4 million at March 31, 1999, an increase of $9.8 million, or 63.1%, over June 30, 1998 levels. The increase resulted primarily from fixed-rate advances used to fund the purchase of mortgage-backed and investment securities, as previously discussed.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (OTS). At March 31, 1999, the Association's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999 and 1998

General

The Corporation's net earnings totaled $663,000 for the nine months ended March 31, 1999, a decrease of $12,000, or 1.8%, from the $675,000 of net earnings reported for the same period in 1998. The decrease in earnings resulted primarily from a $110,000 increase in general, administrative and other expense and a $13,000 decrease in net interest income, which were partially offset by a $52,000 increase in other income and a $12,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income decreased by $13,000, or .5%, for the nine months ended March 31, 1999, compared to the 1998 period. Interest income on loans increased by $203,000, or 4.1%, due primarily to a $6.4 million increase in the average net portfolio balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits increased by $341,000, or 54.2%, due primarily to a $12.0 million increase in the average portfolio balance outstanding.

Interest expense on deposits increased by $24,000, or .9%, due primarily to a $3.2 million increase in the average balance of deposits outstanding, which was partially offset by a decline in the cost of deposits year-to-year. Interest expense on borrowings increased by $533,000, due primarily to a $13.9 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999 and 1998 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $13,000, or .5%, to a total of $2.5 million for the nine months ended March 31, 1999. The interest rate spread amounted to approximately 2.63% in the 1999 nine month period, as compared to 3.06% during the 1998 period, while the net interest margin totaled approximately 3.02% in 1999, as compared to 3.55% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $73,000 provision for losses on loans during the nine month period ended March 31, 1999, a decrease of $47,000 from the comparable 1998 period. The current period provision reflects the growth in the loan portfolio coupled with an increase in nonperforming loans, mitigated by the composition of nonperforming assets, which consists substantially of one- to four-family residential mortgage loans that management deems to have adequate levels of collateralization. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $52,000, or 38.5%, for the nine months ended March 31, 1999, compared to the same period in 1998, due primarily to an increase in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense increased by $110,000, or 7.3%, during the nine months ended March 31, 1999, compared to the same period in 1998. This increase resulted primarily from an $114,000, or 15.4%, increase in employee compensation and benefits, which was partially offset by a $33,000, or 8.9%, decrease in other operating expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels year to year, coupled with increased costs attendant to stock benefit plans and normal merit increases. The decrease in other operating expenses resulted from management's ongoing efforts to control expenses and achieve increased operating efficiencies.

Federal Income Taxes

The provision for federal income taxes decreased by $12,000, or 3.5%, for the nine months ended March 31, 1999, as compared to the same period in 1998. This decrease resulted primarily from the decrease in net earnings before taxes of $24,000, or 2.4%. The effective tax rates were 33.5% and 33.9% for the nine months ended March 31, 1999 and 1998, respectively.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999 and 1998

General

The Corporation's net earnings totaled $223,000 for the three months ended March 31, 1999, a decrease of $4,000, or 1.8%, from the $227,000 of net earnings reported for the same period in 1998. The decrease in earnings resulted primarily from a $49,000 decrease in net interest income and a $10,000 increase in general, administrative and other expense, which were partially offset by a $16,000 increase in other income and a $43,000 decrease in the provision for losses on loans.

Net Interest Income

Net interest income decreased by $49,000, or 5.5%, for the three months ended March 31, 1999, compared to the 1998 period. Interest income on loans increased by $25,000, or 1.5%, due primarily to a $5.6 million increase in the average net portfolio balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits increased by $98,000, or 43.0%, due primarily to an increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $11,000, or 1.3%, due primarily to a decline in the cost of deposits year-to-year, which was partially offset by a $1.9 million increase in the average balance of deposits outstanding. Interest expense on borrowings increased by $183,000, due primarily to a $14.2 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $49,000, or 5.5%, to a total of $838,000 for the three months ended March 31, 1999. The interest rate spread amounted to approximately 2.60% in the 1999 three month period, as compared to 3.27% during the 1998 period, while the net interest margin totaled approximately 2.98% in 1999, as compared to 3.76% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $21,000 provision for losses on loans during the three month period ended March 31, 1999, a decrease of $43,000 from the comparable 1998 period. The current period provision reflects the growth in the loan portfolio coupled with an increase in nonperforming loans, mitigated by the composition of nonperforming assets, which consists substantially of one- to four-family residential mortgage loans that management deems to have adequate levels of collateralization. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999 and 1998 (continued)

Other Income

Other income increased by $16,000, or 38.1%, for the three months ended March 31, 1999, compared to the same period in 1998, due primarily to an increase in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense increased by $10,000, or 1.9%, during the three months ended March 31, 1999, compared to the same period in 1998. This increase resulted primarily from a $29,000, or 11.5%, increase in employee compensation and benefits, which was partially offset by a $19,000, or 15.4%, decrease in other operating expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels year to year, coupled with increased costs attendant to stock benefit plans and normal merit increases. The decrease in other operating expenses resulted from management's ongoing efforts to reduce expenses and achieve increased operating efficiencies.


Federal Income Taxes

The provision for federal income taxes increased by $4,000, or 3.6%, during the three months ended March 31, 1999, as compared to the same period in 1998. Net earnings before income taxes remained unchanged at $338,000, compared to the three months ended March 31, 1998. The effective tax rates were 34.0% and 32.8% for the three months ended March 31, 1999 and 1998, respectively.


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

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

Of the systems that the Association identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider has converted its hardware to a new Year 2000 compliant system. The Association's conversion to this new system was completed during the fourth calendar quarter of 1998. The service provider successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. Year 2000 compliance has become an integral part of the Association's 1999 planning. With the completion of the proxy testing of the mission critical systems the Association is now focusing on the less critical portions of the year 2000 program.

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

Management of the Association has developed an estimate of expenses that are reasonably likely to be incurred by the Association in connection with this issue; however, the Association does not expect to incur significant expense to implement the necessary corrective measures. As of March 31, 1999, the Association has expensed approximately $3,000 to ensure all mission critical systems will be functional upon arrival of Year 2000. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Association is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Association's current systems, programs and equipment Year 2000 compliant, the Association's net earnings and financial condition could be adversely affected.

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

         None


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:                 None.

         Exhibits:
           27                                 Financial Data Schedule  for  the
                                              nine months ended March 31, 1999.

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    May 14, 1999                         By:  /s/John W. Kennedy
     -------------------------                     ---------------------------
                                                     John W. Kennedy
                                                     President and Chief
                                                     Executive Officer



Date:    May 14, 1999                         By:  /s/Robert W. Siegel
     -------------------------                     ---------------------------
                                                     Robert W. Siegel
                                                     Assistant Vice President
                                                     and Controller