Form 10-K
period 1999-06-30
COMMUNITY INVESTORS BANCORP INC
filed 1999-09-28
CIK 930277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 24, 1999 was $8,803,212.

The number of shares issued and outstanding of the Registrant's Common Stock as of September 24, 1999 was 1,218,684.


                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 1999 - Parts I, II and IV.

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 26, 1998 - Part III.

                        COMMUNITY INVESTORS BANCORP, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I

Item 1.  Business of Community Investors Bancorp, Inc........................1
Item 2.  Properties.........................................................27
Item 3.  Legal Proceedings .................................................27
Item 4.  Submission of Matters to a Vote of Security Holders ...............27


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters..........................................................28
Item 6.  Selected Financial Data............................................28
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................28
Item 8.  Financial Statements and Supplementary Data........................28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................28


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................29
Item 11. Executive Compensation.............................................29
Item 12. Security Ownership of Certain Beneficial Owners and Management.....29
Item 13. Certain Relationships and Related Transactions.....................29


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....30


Signatures..................................................................32

                                     PART I

Item 1. Business of Community Investors Bancorp, Inc.

General

         Community Investors Bancorp, Inc. (the "Corporation") was organized in September 1994 at the direction of the Board of Directors of First Federal Savings and Loan Association of Bucyrus (the "Association") for the purpose of acquiring all of the capital stock to be issued by the Association upon its conversion from a federally-chartered mutual savings and loan to a federally-chartered stock association (the "Conversion"). Upon completion of the Conversion on February 6, 1995, the Corporation has conducted business as a unitary savings and loan holding company. At June 30, 1999, the Corporation had $116.2 million of total assets, $105.8 million of total liabilities, including $79.9 million of deposits, and $10.4 million of stockholders' equity.

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

Lending Activities

General

         A savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1999, the Association's limit on loans-to-one borrower was approximately $1.2 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $594,000, $447,000, $392,000, $360,000 and $354,000. All of these loans or groups of loans were performing in accordance with their terms at June 30, 1999.

         Loan Portfolio Composition. The increase in net loans outstanding over the prior year was $6.3 million, $7.1 million and $10.2 million in fiscal 1999, 1998 and 1997, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

         The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.


                                                                                        June 30,
                                                                1999                      1998                     1997
                                                        Amount         %          Amount          %          Amount       %
                                                                                (Dollars in thousands)
     Mortgage loans:
     Secured by one-to-four family residences          $75,600      82.1%        $67,205       78.7%        $62,584      79.8%
     Secured by other residential properties               399       0.4             500        0.6           1,093       1.4
     Construction loans                                  1,374       1.5           1,026        1.2           1,284       1.6
     Nonresidential                                      3,733       4.1           4,744        5.6           4,039       5.2
                                                        ------     -----         -------      -----         -------     -----
     Total mortgage loans                               81,106      88.1          73,475       86.1          69,000      88.0

     Other loans:
     Mobile homes                                        1,484       1.6           1,988        2.3           3,003       3.8
     Commercial                                          2,041       2.2           1,357        1.6           1,114       1.4
     Automobile                                          3,032       3.3           3,133        3.7           3,013       3.8
     Home equity and improvement                         1,076       1.2           1,732        2.0             550        .7
     Other                                               3,371       3.6           3,690        4.3           1,721       2.3
                                                         -----     -----          ------      -----          ------     -----
     Total other loans                                  11,004      11.9          11,900       13.9           9,401      12.0
                                                        ------     -----          ------      -----          ------     -----
     Total loans                                        92,110     100.0%         85,375      100.0%         78,401     100.0%
                                                                   =====                      =====                     =====

     Less:
     Net deferred loan origination fees                    308                       308                        340
     Undisbursed loan funds                              1,289                       930                      1,137
     Allowance for loan losses                             591                       563                        478
                                                        ------                    ------                     ------
     Loans receivable - net                            $89,922                   $83,574                    $76,446
                                                        ======                    ======                     ======


         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 1999, regarding the dollar amount of loans maturing in the Association's porfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.


                                                                  Mortgage Loans
                                           Secured by        Secured by
                                          One-to-four             Other
                                               Family       Residential                               Non-
                                           Residences        Properties     Construction       Residential
                                                                                                (In thousands)
Amounts due in:
One year or less                              $ 1,937             $  10           $   48            $   24
After one year through two years                2,081                 7               50                26
After two years through three years             2,237                 8               54                30
After three years through five years            4,977                17              125                67
After five years through ten years             18,350                54              402               216
After ten years through twenty years           46,018               199              695               803
Over twenty years                                  -                108               -                418
                                               ------               ---            -----             -----
Total                                         $75,600              $399           $1,374            $1,584
                                               ======               ===            =====             =====

Interest rate terms on amounts due
 after one year:
Fixed
Adjustable



                                                        Other Loans
                                                                        Consumer
                                         Mobile                              and
                                          Homes        Commercial          Other             Total

Amounts due in:
One year or less                         $   45           $   282         $2,124          $  4,466
After one year through two years             50               312          2,340             4,866
After two years through three years          56               342          2,508             5,235
After three years through five years        120             1,213          2,548             9,067
After five years through ten years          390                -              -             19,412
After ten years through twenty years        823                -              -             48,538
Over twenty years                            -                 -              -                526
                                          -----             -----          -----            ------
Total                                    $1,484            $2,149         $9,520           $92,110
                                          =====             =====          =====            ======

Interest rate terms on amounts due
 after one year:
Fixed                                                                                      $33,323
Adjustable                                                                                  54,321
                                                                                            ------
                                                                                           $87,644
                                                                                            ======

Origination, Purchase and Sale of Loans

         The lending activities of the Association are subject to the written non-discriminatory, underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations are obtained primarily through real estate brokers, existing customers, walk-in customers and branch managers. Appraisals are performed on all real estate loans of $75,000 or more and may be performed on certain loans less than $75,000. Property valuations are always performed by independent outside appraisers approved by the Association's Board of Directors. Hazard insurance is required on substantially all property that serves as collateral. The Association has local counsel perform a title search on each loan and issue a legal opinion as to good and marketable title. The Association, however, does not require title insurance on such loans. Substantially all of the
Association's loans are secured by property located in its market area. The Association has not been an active purchaser or seller of loans.

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

         The Association has emphasized the origination of ARM loans for several years. As a result, at June 30, 1999, approximately 67.1% of mortgage loans in the Association's portfolio were comprised of ARM loans. All real estate mortgage loans are originated for portfolio, usually under terms and conditions which did not permit the immediate sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA").

         The following table shows origination, purchase and sale activity of the Association with respect to its loans during the periods indicated:

                                                                   Year ended June 30,
                                                          1999           1998           1997
                                                                    (In thousands)
  Mortgage loan originations:
    Secured by one-to-four family residences           $34,942        $17,323        $19,119
    Construction loans                                   2,676          1,774          2,316
    Nonresidential                                       3,214          1,486            949
                                                        ------         ------         ------
  Total mortgage loan originations                      40,832         20,583         22,384

  Other loan originations:
    Mobile homes                                            71             82            120
    Commercial                                           1,050            493            261
    Automobiles                                          2,189          2,392          1,231
    Home equity and improvement                          2,015          2,132            275
    Other                                                1,484          2,050          2,568
                                                        ------         ------         ------
  Total other loans                                      6,809          7,149          4,455

  Purchases of loan participations                          -              60            250
                                                        ------         ------         ------
  Total loans originated and  purchased                 47,641         27,792         27,089

  Less:
    Loan principal repayments                           41,113         20,421         16,529
    Sales of whole loans and participations                  -              -             -
    Transferred to real estate, mobile homes and
      other assets held for sale                           179            177            265
    Other, net                                               1             66            104
                                                        ------         ------         ------

  Net increase in total loans                          $ 6,348        $ 7,128        $10,191
                                                        ======         ======         ======

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

         Interest receivable is accrued on all loans and credited to income as earned. When a loan is delinquent three payments or more, the unpaid interest is fully reserved by a provision to the allowance for uncollected interest. A nonmortgage loan is generally charged off after it becomes delinquent 120 days. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balances can be reasonably expected. The Association did not have any accruing loans 90 or more days delinquent at June 30, 1999, 1998 or 1997.

Delinquent Loans

         The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Association's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                                                          June 30, 1999
                                 ------------------------------------------------------------------------------------------
                                       30 - 59 Days                       60 - 89 Days                   90 or More Days
                                 -------------------------        ------------------------         ------------------------
                                                Percent of                      Percent of                       Percent of
                                                      Loan                            Loan                             Loan
                                    Amount        Category           Amount       Category            Amount       Category
                                                                    (Dollars in thousands)
Mortgage loans:
  Secured by one-to-four
    family residences                 $223             .29%           $ 10            .01%            $661             .87%
  Secured by other
    residential properties              24            6.02              -             -                 -              -
     Construction loans                -               -                -             -                 -              -
      Other, nonresidential            -               -                -             -                 -              -
                                       ---                             ---                             ---
     Total mortgage loans              247             .30              10            .01              661             .81

Other loans:
  Mobile homes                         170           11.46              80           5.39              197           13.27
  Commercial                           -               -                -             -                 -              -
  Automobile                            68            2.24               8            .26               32            1.06
  Home equity and
    improvement                        -               -                 6            .56               10             .93
   Other                                12             .36              13            .39               12             .36
                                       ---                             ---                             ---
 Total other loans                     250            2.27             107            .97              251            2.28
                                       ---                             ---                             ---

Total                                 $497             .54%           $117            .13%            $912             .99%
                                       ===           =====             ===          =====              ===           =====




                                                                            June 30, 1998
                                  ------------------------------------------------------------------------------------------
                                          30 - 59 Days                      60 - 89 Days                  90 or More Days
                                  -------------------------        ------------------------         ------------------------
                                                 Percent of                      Percent of                       Percent of
                                                       Loan                            Loan                             Loan
                                     Amount        Category           Amount       Category            Amount       Category
                                                                        (Dollars in thousands)
Mortgage loans:
  Secured by one-to-four
    family residences                 $412             .61%            $324           .48%              $377             .56%
  Secured by other
    residential properties              -              -                 -            -                   -              -
  Construction loans                    -              -                 -            -                   -              -
  Other, nonresidential                 -              -                 -            -                   -              -
                                       ---                              ---                              ---
  Total mortgage loans                 412             .56              324           .44                377             .51

Other loans:
  Mobile homes                         222           11.17              116          5.84                166            8.35
  Commercial                            -              -                 -            -                   -              -
  Automobile                            53            1.69               39          1.24                 -              -
  Home equity and
    improvement                         -              -                 -            -                   -              -
  Other                                 28             .76                7           .19                 57            1.54
                                       ---                              ---                              ---
Total other loans                      303             2.55             162          1.36                223            1.87
                                       ---                              ---                              ---

Total                                 $715             .84%            $486           .57%              $600             .70%
                                       ===           =====              ===         =====                ===           =====

         The following table sets forth the amounts and categories of the Association's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                 June 30,
                                                     1999           1998           1997
                                                            (Dollars in thousands)
     Non-accruing loans:
     Secured by one-to-four family residences      $  661           $377           $364
     Secured by other residential properties           -              -              -
     Nonresidential                                    -              -              -
     Mobile homes                                     197            166             98
     Automobile                                        32             -               1
     Other                                             22             57             45
     Accruing loans 90 days or more delinquent         -              -              -
                                                    -----            ---            ---
     Total non-performing loans                       912            600            508

     Property acquired in settlement of loans          50             58             71
                                                    -----            ---            ---
     Total non-performing assets                      962            658            579

     Troubled debt restructurings                      52             34             -
                                                    -----            ---            ---
     Total                                         $1,014           $692           $579
                                                    =====            ===            ===

     Total non-performing loans and troubled
       debt restructurings as a percentage of
       total loans                                   1.07%          0.70%          0.65%
                                                     ====           ====           ====

     Total non-performing assets and troubled
       debt restructurings as a percentage of
       total assets                                  0.87%          0.67%          0.63%
                                                     ====           ====           ====



         Additional interest income that would have been recognized had such loans performed in accordance with their original terms amounted to approximately $65,000, $44,000 and $51,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

Classified Assets

         Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "watch" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At June 30, 1999, the Association had approximately $903,000 of classified assets, net of specific loss allowances, consisting of $835,000 of substandard and $3,000 of doubtful. There were no assets categorized as "loss" at June 30, 1999. As of that same date, the Association had $65,000 of assets on its "watch" list.

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

         The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                   Year ending June 30,
                                                           1999              1998           1997
                                                                    (Dollars in thousands)
     Average loans, net                                 $88,179           $81,586        $71,710
                                                         ======            ======        =======

     Allowance for loan losses, beginning of
       year                                             $   563           $   478        $   459
     Charged-off loans:
     Secured by one-to-four family residences                15                29              5
     Mobile homes                                            48                29             88
     Automobiles                                              2                 9             14
     Other                                                    9                20             24
                                                         ------            ------         ------
     Total charged-off loans                                 74                87            131

     Recoveries on loans previously charged off:
     Secured by one-to-four family residences                 8                 9             -
     Secured by other residential properties                 -                 -              -
     Mobile homes                                            -                 -               5
     Automobiles                                             -                  2             -
     Other                                                   -                  5              3
                                                         ------            ------         ------
     Total recoveries                                         8                16              8
                                                         ------            ------         ------

     Net loans charged-off                                   66                71            123
     Provision for loan losses                               94               156            142
                                                         ------            ------         ------

     Allowance for loan losses, end of period           $   591           $   563        $   478
                                                         ======            ======         ======

     Net loans charged-off to average loans, net            .07%              .09%           .17%
     Allowance for loan losses to total loans               .64%              .66%           .61%
     Allowance for loan losses to nonperforming
       loans                                              64.80%             93.8%          94.1%
     Net loans charged-off to allowance for loan
       losses                                             11.17%             12.6%          25.7%


         The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                   June 30,
                                        1999                          1998                      1997
                                           % of Loans                   % of Loans                  % of Loans
                                              In Each                      In Each                     In Each
                                             Category                     Category                    Category
                                             To Total                     To Total                    To Total
                                  Amount        Loans          Amount        Loans         Amount        Loans
                                                            (Dollars in thousands)
Secured by one-to-four
  family residences                 $253         82.1%           $272        78.7%           $195         79.8%
Secured by other
  residential properties              -            0.4             -           0.6             35           1.4
Construction loans                    -            1.5             -           1.2             -            1.6
Other, nonresidential                 65           4.1             18          5.6             -            5.2
Mobile homes                         125           1.6            234          2.3            186           3.8
Commercial                            -            2.2             -           1.6             -            1.4
Automobile                            63           3.3             -           3.7             12           3.8
Home equity and
  improvement                         22           1.2              7          2.0             -            0.7
Other                                 63           3.7             32          4.3             50           2.3
                                     ---         -----            ---        -----            ---         -----

Total                               $591         100.0%          $563        100.0%          $478         100.0%
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

         The Corporation's investment portfolio includes two collateralized mortgage obligations (CMO's) issued totaling $1,002,000. These investments are considered derivative securities. None of the Corporation's investments are considered to be high risk and management does not believe the risks associated with these investments to be significantly different from risks associated with other pass-through mortgage-backed or agency securities. The Corporation does not invest in off-balance sheet derivative securities.

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

         The Corporation considers its primary market area to be Crawford County, Ohio. The Corporation attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Corporation does not advertise for deposits outside of its primary market area. While the Corporation no longer utilizes the services of deposit brokers, approximately $694,000 of the Corporation's certificates of deposit consisted of broker deposits at June 30, 1999.

         The Corporation has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.

         The following table shows the distribution of, and certain other information relating to, the Corporation's deposits by type of deposit as of the dates indicated.

                                                                    June 30,
                                             1999                      1998                         1997
                                      Amount       Percent       Amount      Percent       Amount      Percent
                                                              (Dollars in thousands)
     Passbook                        $16,263         12.6%      $16,139        21.2%      $15,454         21.2%
     Money market demand,
       NOW and super NOW              10,058         20.3         8,757        11.6         7,710         10.6
     Certificates of deposit          53,633         67.1        51,059        67.2        49,747         68.2
                                      ------        -----        ------       -----        ------        -----
     Total deposits at end of
       period                        $79,954        100.0%      $75,955       100.0%      $72,911        100.0%
                                      ======        =====        ======       =====        ======        =====

         The following table sets forth the Corporation's net deposit flows during the periods indicated.

                                                                     Year ended June 30,
                                                             1999           1998         1997
                                                                       (In thousands)
     Net increase (decrease) before interest credited      $1,042        $  (131)   $     (57)
     Interest credited                                      2,957          3,175        3,057
                                                            -----          -----        -----
     Net deposits increase                                 $3,999         $3,044       $3,000
                                                            =====          =====        =====


         The  following  table  sets  forth  maturities  of  the   Corporation's
certificates of deposit of $100,000 or more at June 30, 1999 by time remaining to maturity.

                                                      (Amount in thousands)
 Three months or less                                                $   -
 Over three months through six months                                 1,211
 Over six months through 12 months                                    2,368
 Over 12 months                                                       1,268
                                                                      -----
 Total                                                               $4,847
                                                                      =====

         The following table presents, by various interest rate categories, the amount of certificates of deposit at June 30, 1999 and the amounts at June 30, 1999 which mature during the periods indicated.

                                                     Amounts at June 30, 1999
                                                          Maturing Within
                                            One            Two           Three
Certificates of Deposit                    Year           Year           Years       Thereafter
                                                          (In thousands)
4.01% to 6.0%                           $39,761         $9,628         $   994           $1,431
6.01% to 8.0%                               831            216             724               47
                                         ------          -----           -----            -----
Total certificate accounts              $40,592         $9,844          $1,718           $1,478
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

         The following table sets forth the maximum month-end balance and average balance of the Corporation's FHLB advances during the periods indicated.


                                                        Year ended June 30,
                                                1999               1998            1997
                                                    (Dollars in thousands)
     Maximum balance                         $25,538            $15,558         $14,099
     Average balance                          23,735             10,695          11,537
     Weighted average interest rate of
       FHLB advances                            5.30%              5.61%           6.68%


         The  following   table  sets  forth  certain   information  as  to  the
Corporation's FHLB advances at the dates indicated.

                                                                    June 30,
                                                1999                  1998             1997
                                                             (Dollars in thousands)
     FHLB advances                           $25,291               $15,558           $7,810
     Weighted average interest rate of
       FHLB advances                            5.28%                 5.58%            6.46%


Employees

         The Corporation had 24 full-time employees and 8 part-time employees at June 30, 1999. None of these employees is represented by a collective bargaining agreement, and the Corporation believes that it enjoys good relations with its personnel.

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

         The Association is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1999, the Association was in compliance with applicable loans-to-one borrower limitations.

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

         In August 1993 the OTS adopted final regulations which incorporate an interest rate risk ("IRR") component into the current risk-based capital requirement. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement. The IRR component will be equal to one-half of the difference between an institution's "measured exposure" and a "normal" level of exposure, in each case as measured in terms of the sensitivity of an institution's net portfolio value ("NPV") to changes in interest rates. The OTS will calculate changes in an institution's NPV based on financial data submitted by the institution on a quarterly basis and guidance provided by the OTS. An institution's measured IRR is expressed as the change that occurs in the NPV as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to a lower NPV) divided by the estimated economic value (present value) of its assets. An institution with a "normal" level of interest rate risk is defined as one whose measured IRR is less than 2%, as estimated by the OTS model, and only institutions whose measured IRR exceeds 2% will be required to maintain an IRR component. Since the regulations were issued requiring the IRR component, the OTS has continually waived the required adjustment. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their IRR component, as calculated by the OTS, or to request to use their own computer model to calculate their IRR component. The OTS also indicated that it will delay invoking its IRR rule requiring institutions with above normal IRR exposure to adjust their regulatory capital requirement until the new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Had the IRR component been required as of June 30, 1999, the date of the latest available information, there would have been no reduction in the Association's risk based capital.

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

         At June 30, 1999, the Association was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

     Liquid assets for purposes of this ratio include cash, certain deposits, certain banker's acceptances, U.S. Government obligations, and state and agency obligations with a maximum term of two years. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

         At June 30, 1999, the Association's regulatory liquidity totaled $11.8 million, or 11.17%, which exceeded the minimum regulatory requirement by $7.6 million.

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

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC and loans for educational purposes, loans to small businesses, and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; loans for personal, family or homehold purposes (other than those included in the 100% basket above); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1999, the qualified thrift investments of the Association were approximately 99.9% of its portfolio assets.

Restrictions on Capital Distributions

         An OTS regulation governs capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the Association's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. At June 30, 1999, the Association was required to obtain OTS approval with respect to future dividend distributions to the Corporation.

Federal Home Loan Bank System

         The Association is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1999, the Association had advances of $25.3 million from the FHLB of Cincinnati.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to a least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1999, the Association had $1.4 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of Cincinnati to the Association for the fiscal year ended June 30, 1999 totaled $87,000.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At June 30, 1999, the Association was in compliance with applicable requirements.

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

         As of June 30, 1999, the Association's accumulated bad debt reserve for qualifying real property loans and its supplemental bad debt reserve balances were approximately $ and $ , respectively. The Association believes it has approximately $2.5 million of accumulated earnings and profits as of June 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "Dividend Policy."

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

         Audit by IRS - The Association's federal income tax returns for taxable years through June 30, 1995 have been closed for the purpose of examination by the IRS.

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

State Taxation

         The Association is subject to an Ohio franchise taxed based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.4% and 1.5% for 1999 and 1998, respectively.

Item 2.  Properties

         At June 30, 1999, the Corporation conducted its business from its executive offices in Bucyrus, Ohio and two full-service branch offices. All of these offices are located in Crawford County, Ohio.

         The following table sets forth certain information with respect to the Corporation's office properties at June 30, 1999.


                                                              Net Book
                                         Leased/              Value of               Amount of
                                           Owned              Property                Deposits
                                                           (In thousands)
     Main Office                           Owned                  $187                 $66,665
     119 South Sandusky Avenue
     Bucyrus, Ohio  44820

     South Branch Office                   Owned                   112                   6,134
     South Sandusky and Marion Road
     Bucyrus, Ohio  44820

     New Washington Branch                 Owned                    48                   7,155
     115 South Kibler Street
     New Washington, Ohio  44854

     Automated Teller Machine              Owned                    42
     1661 Marion Road                   (machine
     Bucyrus, Ohio                         only)
                                                                  ----                  ------

                                                                  $289                 $79,954
                                                                   ===                  ======

         At June 30, 1999, the Corporation's office premises and equipment had a net book value of $720,000.


Item 3.  Legal Proceedings

         The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the Corporation's financial condition.


 Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 4 of the Corporation's Annual Report to Stockholders for fiscal 1999 ("Annual Report"), which is included herein as Exhibit [13].

Item 6.  Selected Financial Data

         The information required herein is incorporated by reference from pages 6 and 7 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages 8 through 13 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

         The financial statements required herein are incorporated by reference from pages 22 through 53 of the Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         The information required herein is incorporated by reference from page 11 of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         The information required herein is incorporated by reference from pages 4 to 5 of the Registrant's Proxy Statement dated September 29, 1999 ("Proxy Statement").

Item 11. Executive Compensation

         The information required herein is incorporated by reference from pages 9 to 10 of the Registrant's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference from pages 7 and 8 of the Registrant's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from pages 4 and 5 of the Registrant's Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)      Financial Statements

     The following financial statements are incorporated herein by reference from pages 22 through 53 of the Annual Report:

     Report of Independent Certified Public Accountants

     Consolidated Statements of Financial Condition as of June 30, 1999 and 1998

     Consolidated Statements of Earnings for the years ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Comprehensive Income for the years ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

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


     4.1            Specimen Stock Certificate of Community Investors Bancorp, Inc.                         *
     10.1           Form of Severance Agreement between Community Investors
                      Bancorp, Inc. and John W. Kennedy, Brian R. Buckley, Phillip W.
                      Gerber and Robert W. Siegel                                                           *
     10.5           Employee Stock Ownership Plan                                                           *
     13             Annual Report to Stockholders
     27             Financial Data Schedule
     99             Revocable Proxy Statement



* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-84132) filed with the Securities and Exchange Commission on September 16, 1994, as amended.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K for the quarter ended June 30, 1999.

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

                                        FIRST FEDERAL SAVINGS AND LOAN


September 24, 1999                      By: /s/ John W. Kennedy
                                            -------------------
                                            John W. Kennedy
                                            President and Managing Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 1999.

  Signature                                       Title

/s/ John W. Kennedy                     President and Managing Officer
John W. Kennedy

/s/ Robert W. Siegel                    Assistant Vice President and Treasurer
Robert W. Siegel

/s/ Dale C. Hoyles                      Chairman of the Board
Dale C. Hoyles

/s/ David M. Auck                       Vice Chairman of the Board
David M. Auck

/s/ D. Brent Fissel                     Director
D. Brent Fissel

/s/ Philip E. Harris                    Director
Philip E. Harris

/s/ John D. Mizick                      Director
John D. Mizick

/s/ Thomas P. Moore                     Director
Thomas P. Moore