Form 10QSB
period 1999-09-30
COMMUNITY INVESTORS BANCORP INC
filed 1999-11-12
CIK 930277

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1999
                               -----------------------------------------------

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

Yes    X                                           No

As of November 11, 1999, the latest practicable date, 1,218,684 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










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


                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      September 30,            June 30,
         ASSETS                                                                                1999                1999
Cash and due from banks                                                                    $  1,880            $ 2,142
Federal funds sold                                                                              309                 724
Interest-bearing deposits in other financial institutions                                       592                 631
                                                                                            -------             -------
         Cash and cash equivalents                                                            2,781               3,497

Investment securities available for sale - at market                                          4,832               3,847
Investment securities held to maturity - at amortized cost, approximate market
  value of $3,655 and $3,647 as of  September 30, 1999 and June 30, 1999                      3,695               3,664
Mortgage-backed  securities available for sale - at market                                   10,714              11,670
Mortgage-backed securities held to maturity - at amortized cost, approximate market
  value of $859 and $872 as of September 30, 1999 and June 30, 1999                             870                 913
Loans receivable - net                                                                       92,873              89,922
Property acquired in settlement of loans                                                        173                  50
Office premises and equipment - at depreciated cost                                             716                 720
Federal Home Loan Bank stock - at cost                                                        1,388               1,363
Accrued interest receivable on loans                                                            117                  65
Accrued interest receivable on mortgage-backed securities                                        62                  69
Accrued interest receivable on investments and interest-bearing deposits                        186                  86
Prepaid expenses and other assets                                                               131                 127
Prepaid federal income taxes                                                                     50                  23
Deferred federal income taxes                                                                   144                 208
                                                                                            -------             -------

         Total assets                                                                      $118,732            $116,224
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 80,131            $ 79,954
Advances from the Federal Home Loan Bank                                                     27,273              25,291
Advances by borrowers for taxes and insurance                                                     3                   1
Accrued interest payable                                                                        359                 369
Other liabilities                                                                               238                 192
                                                                                            -------             -------
         Total liabilities                                                                  108,004             105,807


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,096               7,084
  Retained earnings, restricted                                                               8,543               8,370
  Shares acquired by stock benefit plans                                                       (590)               (610)
  Less 442,166 shares of treasury stock - at cost                                            (4,189)             (4,189)
  Unrealized losses on securities designated as available for sale, net of
    related tax effects                                                                        (149)               (255)
                                                                                            -------             -------
         Total stockholders' equity                                                          10,728              10,417
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $118,732            $116,224
                                                                                            =======             =======


                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 For the three month periods ended September 30,
                        (In thousands, except share data)


                                                                     1999                1998
Interest income
  Loans                                                            $1,748              $1,730
  Mortgage-backed securities                                          168                  30
  Investment securities                                               149                 193
  Interest-bearing deposits and other                                   9                  57
                                                                    -----               -----

         Total interest income                                      2,074               2,010

Interest expense
  Deposits                                                            877                 912
  Borrowings                                                          344                 255
                                                                    -----               -----

         Total interest expense                                     1,221               1,167
                                                                    -----               -----

         Net interest income                                          853                 843

Provision for losses on loans                                          22                  26
                                                                    -----               -----

         Net interest income after provision
           for losses on loans                                        831                 817

Other income
  Gain on sale of other repossessed assets                              2                  -
  Other operating                                                      68                  57
                                                                    -----               -----

         Total other income                                            70                  57

General, administrative and other expense
  Employee compensation and benefits                                  269                 283
  Occupancy and equipment                                              34                  30
  Federal deposit insurance premiums                                   12                  11
  Franchise taxes                                                      32                  41
  Expenses of property acquired in settlement of loans                  8                   4
  Data processing                                                      59                  51
  Other operating                                                     109                 106
                                                                    -----               -----

         Total general, administrative and other expense              523                 526
                                                                    -----               -----

         Earnings before income taxes                                 378                 348

Federal income taxes
  Current                                                             166                  96
  Deferred                                                            (40)                 19
                                                                    -----               -----

         Total federal income taxes                                   126                 115
                                                                    -----               -----

         NET EARNINGS                                              $  252              $  233
                                                                    =====               =====

         EARNINGS PER SHARE
           Basic                                                     $.22                $.20
                                                                      ===                 ===

           Diluted                                                   $.22                $.19
                                                                      ===                 ===


                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                          1999              1998
Net earnings                                                             $ 252              $233

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period                 106                 7
                                                                          ----               ---


Comprehensive income                                                     $ 358              $240
                                                                          ====               ===


Accumulated comprehensive losses                                         $(149)             $ (7)
                                                                          ====               ===



                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)


                                                                                  1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                  $   252           $   233
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                              12               (12)
    Amortization of deferred loan origination fees                                 (20)              (58)
    Depreciation and amortization                                                   14                11
    Provision for losses on loans                                                   22                26
    Amortization expense of stock benefit plans                                     32                -
    Gain on sale of property acquired in settlement of loans                        (2)               -
    Federal Home Loan Bank stock dividends                                         (25)              (17)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                         (52)              (43)
      Accrued interest receivable on mortgage-backed securities                      7               (56)
      Accrued interest receivable on investments and
        interest-bearing deposits                                                 (100)               91
      Prepaid expenses and other assets                                             (4)               35
      Accrued interest payable                                                     (10)               27
      Other liabilities                                                             46                64
      Federal income taxes
        Current                                                                     37                (6)
        Deferred                                                                   (40)               19
                                                                                ------            ------
         Net cash provided by operating activities                                 169               314

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                    1             1,828
  Purchase of investment securities designated as available for sale            (1,000)               -
  Purchase of mortgage-backed securities designated as available for sale           -            (10,178)
  Principal repayments on mortgage-backed securities                             1,129                90
  Loan principal repayments                                                     11,336            13,271
  Loan disbursements                                                           (14,491)          (14,783)
  Purchase of office premises and equipment                                        (11)              (44)
  Proceeds from sale of other repossessed assets                                    69                -
  Purchase of Federal Home Loan Bank stock                                          -               (452)
                                                                                ------            ------
         Net cash used in investing activities                                  (2,967)          (10,268)
                                                                                ------            ------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                (2,798)           (9,954)
                                                                                ------            ------



                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)


                                                                                1999              1998
         Net cash used in operating and investing activities
           (subtotal brought forward)                                        $(2,798)          $(9,954)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                               177             1,520
  Proceeds from Federal Home Loan Bank advances                               13,000            12,000
  Repayment of Federal Home Loan Bank advances                               (11,018)           (2,020)
  Advances by borrowers for taxes and insurance                                    2                 3
  Purchase of treasury stock                                                      -               (334)
  Dividends on common stock                                                      (79)              (75)
                                                                              ------            ------
         Net cash provided by financing activities                             2,082            11,094
                                                                              ------            ------

Net increase (decrease) in cash and cash equivalents                            (716)            1,140

Cash and cash equivalents at beginning of period                               3,497             2,793
                                                                              ------            ------

Cash and cash equivalents at end of period                                   $ 2,781           $ 3,933
                                                                              ======            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                     $   142           $   101
                                                                              ======            ======

    Interest on deposits and borrowings                                      $ 1,131           $ 1,140
                                                                              ======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                         $   106           $     7
                                                                              ======            ======



                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 1999 and 1998


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

     Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 79,272 unallocated ESOP shares, totaled 1,139,412 for the three month period ended September 30, 1999. Weighted-average common shares deemed outstanding, which gives effect to 92,709 unallocated ESOP shares, totaled 1,162,785 for the three month period ended September 30, 1998.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,162,133 and 1,205,031 for the three month periods ended September 30, 1999 and 1998, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 22,721 and 42,246 for the three month periods ended September 30, 1999 and 1998, respectively. Options to purchase 19,521 shares of common stock with a weighted-average exercise price of $10.72 were outstanding at September 30, 1999, but were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares.

                        Community Investors Bancorp, Inc.

             For the three months ended September 30, 1999 and 1998


    4.   Effects of Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses, the effect of the year 2000 on certain information technology systems and the effect of certain recent accounting pronouncements.


Discussion  of Financial  Condition  Changes from June 30, 1999 to September 30,
1999

At September 30, 1999, the Corporation's assets totaled $118.7 million, an increase of $2.5 million, or 2.2%, over the level reported at June 30, 1999. The increase in assets was funded primarily through an increase in advances from the Federal Home Loan Bank of $2.0 million, combined with growth in the deposit portfolio.

Liquid assets (i.e. cash, interest-bearing deposits, investment securities, and mortgage-backed securities available for sale) decreased by $656,000 during the three month period, to a total of $22.0 million at September 30, 1999, as maturities of mortgage-backed securities of $1.1 million and a $716,000 decrease in cash and cash equivalents were partially offset by purchases of investment securities totaling $1.0 million. The purchases include government agency securities and bear a weighted average interest rate of 8.25%. The purchases were financed using variable-rate advances from the Federal Home Loan Bank, coupled with previously mentioned maturities of mortgage-backed securities. Regulatory liquidity amounted to 10.8% at September 30, 1999.

Loans receivable totaled $92.9 million at September 30, 1999, an increase of $3.0 million, or 3.3%, over June 30, 1999. Loan disbursements amounted to $14.5 million and were partially offset by principal repayments of $11.3 million. The volume of loan disbursements during the three months ended September 30, 1999 remained consistent with the volume achieved during the three months ended September 30, 1998. The allowance for loan losses totaled $582,000 at September 30, 1999, as compared to $591,000 at June 30, 1999. Nonperforming loans totaled $765,000 at September 30, 1999, as compared to $912,000 at June 30, 1999. The allowance for loan losses represented 76.1% of nonperforming loans as of September 30, 1999 and 64.8% at June 30, 1999. Although management believes that its allowance for loan losses at September 30, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1999 to September 30, 1999 (continued)

Deposits totaled $80.1 million at September 30, 1999, an increase of $177,000, or .2%, over June 30, 1999 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank totaled $27.3 million at September 30, 1999, an increase of $2.0 million, or 7.8%, over June 30, 1999 levels. The increase resulted primarily from fixed-rate advances used to fund loan growth and the purchase of investment securities, as previously discussed.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (OTS). At September 30, 1999, the Association's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three Month Periods Ended September 30, 1999 and 1998

General

The Corporation's net earnings totaled $252,000 for the three months ended September 30, 1999, an increase of $19,000, or 8.2%, over the $233,000 of net earnings reported for the same period in 1998. The increase in earnings resulted primarily from a $10,000 increase in net interest income and a $13,000 increase in other income, which were partially offset by an $11,000 increase in federal income tax expense.

Net Interest Income

Net interest income increased by $10,000, or 1.2%, for the three months ended September 30, 1999, compared to the 1998 period. Interest income on loans increased by $18,000, or 1.0%, due primarily to a $7.7 million increase in the average net portfolio balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits increased by $46,000, or 16.4%, due primarily to an increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $35,000, or 3.8%, due primarily to a decline in the cost of deposits year-to-year, which was partially offset by a $3.0 million increase in the average balance of deposits outstanding. Interest expense on borrowings increased by $89,000, or 34.9%, due primarily to a $6.7 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $10,000, or 1.2%, to a total of $853,000 for the three months ended September 30, 1999. The interest rate spread amounted to approximately 2.57% in the 1999 three month period, as compared to 2.83% during the 1998 period, while the net interest margin totaled approximately 2.96% in 1999, as compared to 3.22% in 1998.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30, 1999 and 1998 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $22,000 provision for losses on loans during the three month period ended September 30, 1999, a decrease of $4,000 from the comparable 1998 period. The current period provision reflects the growth in the loan portfolio integrated with an overall decrease in nonperforming loans, which consists substantially of one- to four-family residential mortgage loans that management deems to have adequate levels of collateralization. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $13,000, or 22.8%, for the three months ended September 30, 1999, compared to the same period in 1998, due primarily to an increase in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense decreased by $3,000, or .6%, during the three months ended September 30, 1999, compared to the same period in 1998. This decrease resulted primarily from a $14,000, or 4.9%, decrease in employee compensation and benefits, which was partially offset by an $8,000, or 15.7%, increase in data processing expense. The increase in data processing expense resulted primarily from an increase in item processing transaction levels, coupled with increased costs attendant computer system upgrades.

Federal Income Taxes

The provision for federal income taxes increased by $11,000, or 9.6%, during the three months ended September 30, 1999, as compared to the same period in 1998. Net earnings before income taxes increased by $30,000, or 8.6%, compared to the three months ended September 30, 1998. The effective tax rates were 33.3% and 33.0% for the three months ended September 30, 1999 and 1998, respectively.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters

As with all providers of financial services, the Association's operations are heavily dependent on information technology systems. The Association has addressed the potential problems associated with the possibility that the computers that control or operate the information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, the Association identified the operating systems that it considers critical to the on-going operations of the Association.

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

The Association has developed a contingency plan in case the mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the Association deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote. The plan, therefore, primarily addresses action to deal with the possibility that the service provider's system may be down for several days or weeks upon arrival of Year 2000. The Association has the ability to conduct and process transactions manually for a period of time until the service bureau's systems would be available.

Management of the Association has developed an estimate of expenses that are reasonably likely to be incurred by the Association in connection with this issue; however, the Association does not expect to incur significant expense to implement the necessary corrective measures. As of September 30, 1999, the Association has expensed approximately $4,000 to ensure all mission critical systems will be functional upon arrival of Year 2000. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Association is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Association's current systems, programs and equipment Year 2000 compliant, the Association's net earnings and financial condition could be adversely affected.

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

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On  October  25,  1999,  the  Annual  Meeting  of  the   Corporation's
          Stockholders was held. Three directors were elected to terms expiring in two years by the following votes.

          Dale C. Hoyles                For:  883,236       Withhold:  119,567

          Brent D. Fissel, D.D.S.       For:  878,661       Withhold:  124,142

          Michael J. Romanoff           For:  871,461       Withhold:  131,342

          One other matter was submitted to the stockholders, for which the following votes were cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 2000.

          For:  984,916             Against: 17,325              Abstain: 562


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:            None.

         Exhibits:

           15                            Independent Accountants' Report

           27 Financial Data Schedule for the three months ended September 30, 1999.

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 12, 1999               By:  /s/John W. Kennedy
     ---------------------------              -------------------------------
                                              John W. Kennedy
                                              President and Chief
                                              Executive Officer



Date:    November 12, 1999               By:  /s/Robert W. Siegel
     ---------------------------              -------------------------------
                                              Robert W. Siegel
                                              Assistant Vice President
                                              and Controller