Form 10QSB
period 1999-12-31
COMMUNITY INVESTORS BANCORP INC
filed 2000-02-14
CIK 930277

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1999
                               -------------------------------

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

Yes    X                                           No

As of February 11, 2000, the latest practicable date, 1,207,288 shares of the registrant's common stock, $.01 par value, were issued and outstanding.










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

                        Community Investors Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                       December 31,            June 30,
         ASSETS                                                                                1999                1999
Cash and due from banks                                                                    $  3,257            $  2,142
Federal funds sold                                                                              120                 724
Interest-bearing deposits in other financial institutions                                         -                 631
                                                                                            -------             -------
         Cash and cash equivalents                                                            3,377               3,497

Investment securities available for sale - at market                                          5,284               3,847
Investment securities held to maturity - at amortized cost, approximate market
  value of $3,492 and $3,647 as of  December 31, 1999 and June 30, 1999                       3,592               3,664
Mortgage-backed  securities available for sale - at market                                   10,170              11,670
Mortgage-backed securities held to maturity - at amortized cost, approximate market
  value of $827 and $872 as of December 31, 1999 and June 30, 1999                              841                 913
Loans receivable - net                                                                       94,091              89,922
Property acquired in settlement of loans                                                        212                  50
Office premises and equipment - at depreciated cost                                             703                 720
Federal Home Loan Bank stock - at cost                                                        1,454               1,363
Accrued interest receivable on loans                                                             87                  65
Accrued interest receivable on mortgage-backed securities                                        59                  69
Accrued interest receivable on investments and interest-bearing deposits                         96                  86
Prepaid expenses and other assets                                                                68                 127
Prepaid federal income taxes                                                                      -                  23
Deferred federal income taxes                                                                   242                 208
                                                                                            -------             -------

         Total assets                                                                      $120,276            $116,224
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 80,179            $ 79,954
Advances from the Federal Home Loan Bank                                                     28,591              25,291
Advances by borrowers for taxes and insurance                                                     5                   1
Accrued interest payable                                                                        394                 369
Other liabilities                                                                               199                 192
                                                                                            -------             -------
         Total liabilities                                                                  109,368             105,807


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                    -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,118               7,084
  Retained earnings, restricted                                                               8,686               8,370
  Shares acquired by stock benefit plans                                                       (532)               (610)
  Less 445,166 and 442,166 shares of treasury stock - at cost                                (4,214)             (4,189)
  Accumulated other comprehensive income - unrealized losses on securities
    designated as available for sale, net of related tax effects                               (167)               (255)
                                                                                            -------             -------
         Total stockholders' equity                                                          10,908              10,417
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $120,276            $116,224
                                                                                            =======             =======

                        Community Investors Bancorp, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                         Six months ended             Three months ended
                                                                            December 31,                  December 31,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $3,523       $3,436          $1,775       $1,706
  Mortgage-backed securities                                              330          228             162          198
  Investment securities                                                   311          309             162          116
  Interest-bearing deposits and other                                      24          107              15           50
                                                                        -----        -----           -----        -----
         Total interest income                                          4,188        4,080           2,114        2,070

Interest expense
  Deposits                                                              1,758        1,819             881          907
  Borrowings                                                              739          595             395          340
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,497        2,414           1,276        1,247
                                                                        -----        -----           -----        -----

         Net interest income                                            1,691        1,666             838          823

Provision for losses on loans                                              39           52              17           26
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          1,652        1,614             821          797

Other income
  Gain on sale of investment securities                                     -            6               -            6
  Gain (loss) on sale of repossessed assets                                14           (2)             12           (2)
  Other operating                                                         148          125              80           68
                                                                        -----        -----           -----        -----
         Total other income                                               162          129              92           72

General, administrative and other expense
  Employee compensation and benefits                                      563          570             294          287
  Occupancy and equipment                                                  67           64              33           34
  Federal deposit insurance premiums                                       24           23              12           12
  Franchise taxes                                                          65           79              33           38
  Expenses of property acquired in settlement of loans                     26           14              18           10
  Data processing                                                         120          100              61           49
  Other operating                                                         236          234             127          128
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,101        1,084             578          558
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     713          659             335          311

Federal income taxes
  Current                                                                 317          227             151          131
  Deferred                                                                (79)          (8)            (39)         (27)
                                                                        -----        -----          ------        -----
         Total federal income taxes                                       238          219             112          104
                                                                        -----        -----          ------        -----

         NET EARNINGS                                                  $  475       $  440         $   223       $  207
                                                                        =====        =====          ======        =====

         EARNINGS PER SHARE
           Basic                                                         $.42         $.38            $.20         $.18
                                                                          ===          ===             ===          ===

           Diluted                                                       $.41         $.37            $.19         $.18
                                                                          ===          ===             ===          ===

                        Community Investors Bancorp, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                         Six months ended             Three months ended
                                                                            December 31,                  December 31,
                                                                         1999         1998            1999         1998
Net earnings                                                           $  475       $  440          $  223       $  207

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period,
   net of tax $45, $49, $9 and $45 for the respective periods.             88          (95)            (18)         (88)

Reclassification adjustment for realized gains
  included in earnings, net of tax of $2                                    -           (4)              -            (4)
                                                                         ----         ----            ----          ----


Comprehensive income                                                    $ 563        $ 341           $ 205         $ 115
                                                                         ====         ====            ====          ====


Accumulated comprehensive loss                                          $(167)       $(113)          $(167)        $(113)
                                                                         ====         ====            ====          ====

                        Community Investors Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)


                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                $    475          $    440
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             14                (5)
    Amortization of deferred loan origination fees                                                (35)              (50)
    Depreciation and amortization                                                                  29                22
    Provision for losses on loans                                                                  39                52
    Amortization expense of stock benefit plans                                                   113               156
    (Gain) loss on sale of repossessed assets                                                     (14)                2
    Federal Home Loan Bank stock dividends                                                        (50)              (40)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (22)               11
      Accrued interest receivable on mortgage-backed securities                                    10               (71)
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                 (10)              173
      Prepaid expenses and other assets                                                            59                92
      Accrued interest payable                                                                     25                36
      Other liabilities                                                                             7               (10)
      Federal income taxes
        Current                                                                                   (11)             (200)
        Deferred                                                                                  (79)               (8)
                                                                                              -------           -------
         Net cash provided by operating activities                                                550               600

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                   4             4,332
  Proceeds from sale of investment securities                                                       -             4,996
  Purchase of investment securities designated as available for sale                           (1,500)           (3,078)
  Purchase of investment securities designated as held to maturity                                  -                 -
  Purchase of mortgage-backed securities designated as available
    for sale                                                                                        -           (15,740)
  Principal repayments on mortgage-backed securities                                            1,713             1,839
  Loan principal repayments                                                                    12,661            22,191
  Loan disbursements                                                                          (16,957)          (24,732)
  Purchase of office premises and equipment                                                       (12)             (142)
  Proceeds from sale of repossessed assets                                                        117               146
  Purchase of Federal Home Loan Bank stock                                                        (42)             (452)
                                                                                              -------           -------
         Net cash used in investing activities                                                 (4,016)          (10,640)
                                                                                              -------           -------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                               (3,466)          (10,040)
                                                                                              -------           -------

                        Community Investors Bancorp, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,


                                                                                                 1999              1998
         Net cash used in operating and investing
           activities (subtotal brought forward)                                             $ (3,466)         $(10,040)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                                225             2,872
  Proceeds from Federal Home Loan Bank advances                                                25,000            12,000
  Repayment of Federal Home Loan Bank advances                                                (21,700)           (2,165)
  Advances by borrowers for taxes and insurance                                                     4                 8
  Purchase of treasury stock                                                                      (25)             (643)
  Dividends on common stock                                                                      (158)             (148)
                                                                                              -------           -------
         Net cash provided by financing activities                                              3,346            11,924
                                                                                              -------           -------

Net increase (decrease) in cash and cash equivalents                                             (120)            1,884

Cash and cash equivalents at beginning of period                                                3,497             2,793
                                                                                             --------           -------

Cash and cash equivalents at end of period                                                  $   3,377          $  4,677
                                                                                             ========           =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                    $     294          $    378
                                                                                             ========           =======

    Interest on deposits and borrowings                                                     $   2,472          $  2,378
                                                                                             ========           =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to repossessed assets                                                $     328          $    128
                                                                                             ========           =======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                    $      88          $    (99)
                                                                                             ========           =======

                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 1999 and 1998


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 1999 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 79,272 unallocated ESOP shares, totaled 1,139,396 and 1,139,379 for the six and three month periods ended December 31, 1999. Weighted-average common shares deemed outstanding, which gives effect to 92,709 unallocated ESOP shares, totaled 1,150,103 and 1,137,419 for the six and three month periods ended December 31, 1998.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,161,065 and 1,158,331 for the six and three month periods ended December 31, 1999. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,195,797 and 1,180,709 for the six and three month periods ended December 31, 1998. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 21,669 and 18,952 for the six and three month periods ended December 31, 1999, and 45,694 and 43,290 for the six and three month periods ended December 31, 1998. Options to purchase 19,521 shares of common stock with a weighted-average exercise price of $10.72 were outstanding at December 31, 1999, but were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 1999 because their exercise prices were greater than the average market price of the common shares.

                        Community Investors Bancorp, Inc.

          For the six and three months ended December 31, 1999 and 1998


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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses and the effect of certain recent accounting pronouncements.


Discussion  of  Financial  Condition  Changes from June 30, 1999 to December 31,
1999

At December 31, 1999, the Corporation's assets totaled $120.3 million, an increase of $4.1 million, or 3.5%, over the level reported at June 30, 1999. The increase in assets was funded primarily through an increase in advances from the Federal Home Loan Bank of $3.3 million, combined with growth in the deposit portfolio.

Liquid assets (i.e. cash, interest-bearing deposits, investment securities, and mortgage-backed securities available for sale) decreased by $255,000 during the six month period, to a total of $22.4 million at December 31, 1999, as maturities of mortgage-backed securities of $1.7 million and a $120,000 decrease in cash and cash equivalents were partially offset by purchases of investment securities totaling $1.5 million. The purchases include government agency securities and bear a weighted average interest rate of 8.25%. The purchases were financed using fixed rate callable advances from the Federal Home Loan Bank, coupled with previously mentioned maturities of mortgage-backed securities. Regulatory liquidity amounted to 12.33% at December 31, 1999.

Loans receivable totaled $94.1 million at December 31, 1999, an increase of $4.2 million, or 4.6%, over June 30, 1999. Loan disbursements amounted to $17.0 million and were partially offset by principal repayments of $12.7 million. The volume of loan disbursements during the six months ended December 31, 1999 decreased by $7.8 million, or 31.4%, from the same period in 1998 due to rising interest rates and less refinancing activity. The allowance for loan losses totaled $515,000 at December 31, 1999, as compared to $591,000 at June 30, 1999. Nonperforming loans totaled $361,000 at December 31, 1999, as compared to $912,000 at June 30, 1999. The allowance for loan losses represented 142.7% of nonperforming loans as of December 31, 1999 and 64.8% at June 30, 1999. Although management believes that its allowance for loan losses at December 31, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1999 to December 31, 1999 (continued)

Deposits totaled $80.2 million at December 31, 1999, an increase of $225,000, or 0.3%, over June 30, 1999 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank totaled $28.6 million at December 31, 1999, an increase of $3.3 million, or 13.0%, over June 30, 1999 levels. The increase resulted primarily from fixed-rate advances used to fund loan growth and the purchase of investment securities, as previously discussed.

Stockholder's equity totaled $10.9 million at December 31, 1999, an increase of $491,000, or 4.7% over June 30, 1999 levels. The increase resulted primarily from net earnings of $475,000 coupled with amortization of stock benefit plans which were partially offset by repurchases of 3,000 shares of treasury stock at an aggregate price of $25,000 coupled with dividend payments on common stock totaling $158,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (OTS). At December 31, 1999, the Association's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six Month Periods Ended December 31, 1999 and 1998

General

The Corporation's net earnings totaled $475,000 for the six months ended December 31, 1999, an increase of $35,000, or 8.0%, over the $440,000 of net earnings reported for the same period in 1998. The increase in earnings resulted primarily from a $25,000 increase in net interest income and a $33,000 increase in other income, which were partially offset by a $19,000 increase in federal income tax expense.

Net Interest Income

Net interest income increased by $25,000, or 1.5%, for the six months ended December 31, 1999, compared to the 1998 period. Interest income on loans increased by $87,000, or 2.5%, due primarily to a $7.2 million increase in the average net portfolio balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits increased by $21,000, or 3.3%, due primarily to an increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $61,000, or 3.4%, due primarily to a decline in the cost of deposits year-to-year, which was partially offset by a $2.7 million increase in the average balance of deposits outstanding. Interest expense on borrowings increased by $144,000, or 24.2%, due primarily to a $4.4 million increase in the weighted-average balance of Federal Home Loan Bank advances outstanding.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1999 and 1998 (continued)


As a result of the foregoing changes in interest income and interest expense, net interest income increased by $25,000, or 1.5%, to a total of $1.7 million for the six months ended December 31, 1999. The interest rate spread amounted to approximately 2.73% in the 1999 six month period, as compared to 3.07% during the 1998 period, while the net interest margin totaled approximately 3.08% in 1999, as compared to 3.54% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $39,000 provision for losses on loans during the six month period ended December 31, 1999, a decrease of $13,000 from the comparable 1998 period. The current period provision reflects the growth in the loan portfolio integrated with an overall decrease in nonperforming loans, which consists substantially of one- to four-family residential mortgage loans that management deems to have adequate levels of collateralization. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $33,000, or 25.6%, for the six months ended December 31, 1999, compared to the same period in 1998, due primarily to a $16,000 increase in gain on sale of repossessed assets, coupled with an increase in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense increased by $17,000, or 1.6%, during the six months ended December 31, 1999, compared to the same period in 1998. This increase resulted primarily from a $20,000, or 20.0%, increase in data processing expense, which was partially offset by a $14,000, or 17.7%, decrease in franchise tax expense. The increase in data processing expense resulted primarily from an increase in item processing transaction levels, coupled with increased costs attendant computer system upgrades.

Federal Income Taxes

The provision for federal income taxes increased by $19,000, or 8.7%, during the six months ended December 31, 1999, as compared to the same period in 1998. Net earnings before income taxes increased by $54,000, or 8.2%, compared to the six months ended December 31, 1998. The effective tax rates were 33.4% and 33.2% for the six months ended December 31, 1999 and 1998, respectively.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998

General

The Corporation's net earnings totaled $223,000 for the three months ended December 31, 1999, an increase of $16,000, or 7.7%, over the $207,000 of net earnings reported for the same period in 1998. The increase in earnings resulted primarily from a $15,000 increase in net interest income and a $20,000 increase in other income, which were partially offset by an $8,000 increase in federal income tax expense.

Net Interest Income

Net interest  income  increased by $15,000,  or 1.8%, for the three months ended
December 31, 1999, compared to the 1998 period. Interest income on loans increased by $69,000, or 4.4%, due primarily to a $8.0 million increase in the average net portfolio balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $25,000, or 6.9%, due primarily to a decrease in the average portfolio balance outstanding.

Interest expense on deposits decreased by $26,000, or 2.9%, due primarily to a decline in the cost of deposits year-to-year, which was partially offset by a $2.5 million increase in the average balance of deposits outstanding. Interest expense on borrowings increased by $55,000, or 16.2%, due primarily to a $2.3 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $15,000, or 1.8%, to a total of $838,000 for the three months ended December 31, 1999. The interest rate spread amounted to approximately 2.62% in the 1999 three month period, as compared to 2.60% during the 1998 period, while the net interest margin totaled approximately 2.92% in 1999, as compared to 2.90% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $17,000 provision for losses on loans during the three month period ended December 31, 1999, a decrease of $9,000 from the comparable 1998 period. The current period provision reflects the growth in the loan portfolio integrated with an overall decrease in nonperforming loans, which consists substantially of one- to four-family residential mortgage loans that management deems to have adequate levels of collateralization. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998 (continued)

Other Income

Other income increased by $20,000, or 27.8%, for the three months ended December 31, 1999, compared to the same period in 1998, due primarily to an increase in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense increased by $20,000, or 3.6%, during the three months ended December 31, 1999, compared to the same period in 1998. This increase resulted primarily from a $12,000, or 24.5%, increase in data processing expense, which was partially offset by a $5,000, or 13.2%, decrease in franchise tax expense. The increase in data processing expense resulted primarily from an increase in item processing transaction levels, coupled with increased costs attendant computer system upgrades.

Federal Income Taxes

The provision for federal income taxes increased by $8,000, or 7.7%, during the three months ended December 31, 1999, as compared to the same period in 1998. Net earnings before income taxes increased by $24,000, or 7.7%, compared to the three months ended December 31, 1998. The effective tax rate was 33.4% for each of the three months ended December 31, 1999 and 1998.


Year 2000 Compliance Matters

As with all providers of financial services, the Association's operations are heavily dependent on information technology systems. During the three year period leading up to January 1, 2000, the Association addressed the potential problems associated with the possibility that the computers that control or operate the information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

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

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

Of the systems that the Association identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider converted its hardware to a new Year 2000 compliant system. The Association's conversion to this new system was completed during the fourth calendar quarter of 1998.


The Association realized no technology-related problems upon arrival of January 1, 2000, and had no interruption of services to its customers. The Association could incur losses if loan payments are delayed due to Year 2000 problems affecting any major borrowers in the Association's primary market area. Because the Association's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Association's primary market area is not significantly dependent upon one employer or industry, the Association does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earnings or cash flow.

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

         None


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:          None.

         Exhibits

           15:                         Independent Accountants' Report

           27:                         Financial Data Schedule for the six
                                       months ended December 31, 1999.

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:                               By:  /s/John W. Kennedy
                                           John W. Kennedy
                                           President and Chief
                                           Executive Officer



Date:                               By:  /s/Robert W. Siegel
                                           Robert W. Siegel
                                           Assistant Vice President
                                           Controller and Treasurer