Form 10QSB
period 2000-03-31
COMMUNITY INVESTORS BANCORP INC
filed 2000-05-12
CIK 930277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2000
                                ---------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:             33-84132
                         ---------------------------

                        COMMUNITY INVESTORS BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                         34-1779309
-------------------------------                 -----------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 119 South Sandusky Avenue, Bucyrus, Ohio 44820
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (419) 562-7055
------------------------------------------------------------------------------
                           (Issuer's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 12, 2000 - 1,195,988 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]



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

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          March 31,            June 30,
         ASSETS                                                                                2000                1999
Cash and due from banks                                                                    $  2,516            $  2,142
Federal funds sold                                                                              355                 724
Interest-bearing deposits in other financial institutions                                        22                 631
                                                                                            -------             -------
         Cash and cash equivalents                                                            2,893               3,497

Investment securities available for sale - at market                                          5,765               3,847
Investment securities held to maturity - at amortized cost, approximate market
  value of $3,493 and $3,647 as of  March 31, 2000 and June 30, 1999                          3,579               3,664
Mortgage-backed  securities available for sale - at market                                    9,775              11,670
Mortgage-backed securities held to maturity - at amortized cost, approximate market
  value of $826 and $872 as of March 31, 2000 and June 30, 1999                                 809                 913
Loans receivable - net                                                                       93,638              89,922
Property acquired in settlement of loans                                                         68                  50
Office premises and equipment - at depreciated cost                                             705                 720
Federal Home Loan Bank stock - at cost                                                        1,480               1,363
Accrued interest receivable on loans                                                            131                  65
Accrued interest receivable on mortgage-backed securities                                        57                  69
Accrued interest receivable on investments and interest-bearing deposits                        180                  86
Prepaid expenses and other assets                                                               123                 127
Prepaid federal income taxes                                                                    194                  23
Deferred federal income taxes                                                                   257                 208
                                                                                            -------             -------

         Total assets                                                                      $119,654            $116,224
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 81,377            $ 79,954
Advances from the Federal Home Loan Bank                                                     27,004              25,291
Advances by borrowers for taxes and insurance                                                     1                   1
Accrued interest payable                                                                        371                 369
Other liabilities                                                                               120                 192
                                                                                            -------             -------
         Total liabilities                                                                  108,873             105,807


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,191               7,084
  Retained earnings, restricted                                                               8,579               8,370
  Shares acquired by stock benefit plans                                                       (461)               (610)
  Less 461,562 and 442,166 shares of treasury stock - at cost                                (4,354)             (4,189)
  Accumulated other comprehensive (losses) - unrealized losses on securities
    designated as available for sale, net of related tax effects                               (191)               (255)
                                                                                            -------             -------
         Total stockholders' equity                                                          10,781              10,417
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $119,654            $116,224
                                                                                            =======             =======

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                        Nine months ended             Three months ended
                                                                              March 31,                    March 31,
                                                                         2000         1999            2000         1999
Interest income
  Loans                                                                $5,301       $5,143          $1,778       $1,707
  Mortgage-backed securities                                              490          421             160          193
  Investment securities                                                   486          421             175          112
  Interest-bearing deposits and other                                      33          128               9           21
                                                                        -----        -----           -----        -----
         Total interest income                                          6,310        6,113           2,122        2,033

Interest expense
  Deposits                                                              2,618        2,683             860          864
  Borrowings                                                            1,161          926             422          331
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,779        3,609           1,282        1,195
                                                                        -----        -----           -----        -----

         Net interest income                                            2,531        2,504             840          838

Provision for losses on loans                                              68           73              29           21
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          2,463        2,431             811          817

Other income (expense)
  Gain on sale of investment securities                                    -             6              -            -
  Loss on disposition of mobile home loan portfolio                      (374)          -             (374)
  Gain (loss) on sale of other repossessed assets                           8           (2)             (6)          -
  Other operating                                                         215          183              67           58
                                                                        -----        -----           -----        -----
         Total other income (expense)                                    (151)         187            (313)          58

General, administrative and other expense
  Employee compensation and benefits                                      852          852             289          282
  Occupancy and equipment                                                 105          102              38           38
  Federal deposit insurance premiums                                       28           35               4           12
  Franchise taxes                                                          93          113              28           34
  Expenses of property acquired in settlement of loans                     39           22              13            8
  Data processing                                                         183          159              63           59
  Other operating                                                         344          338             108          104
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,644        1,621             543          537
                                                                        -----        -----           -----        -----

         Earnings (loss) before income taxes (credits)                    668          997             (45)         338

Federal income taxes (credits)
  Current                                                                 157          363             (27)         107
  Deferred                                                                 70          (29)             16            8
                                                                        -----        -----           -----        -----
         Total federal income taxes (credits)                             227          334             (11)         115
                                                                        -----        -----           -----        -----

         NET EARNINGS (LOSS)                                           $  441       $  663          $  (34)      $  223
                                                                        =====        =====           =====        =====

         EARNINGS (LOSS) PER SHARE
           Basic                                                         $.39         $.58           $(.03)        $.20
                                                                          ===          ===             ===          ===

           Diluted                                                       $.38         $.57           $(.03)        $.19
                                                                          ===          ===             ===          ===

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                           Nine months ended          Three months ended
                                                                               March 31,                   March 31,
                                                                         2000         1999            2000         1999
Net earnings                                                            $ 441         $663           $ (34)        $223

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during the period,
   net of tax $33, $(28), $(12) and $21 for the respective periods.        64          (54)            (24)          41

Reclassification adjustment for realized gains
  included in earnings, net of tax of $(2)                                 -            (4)             -            -
                                                                         ----          ---            ----          ---


Comprehensive income                                                    $ 505         $605           $(191)        $264
                                                                         ====          ===            ====          ===


Accumulated comprehensive losses                                        $(191)        $(72)          $(191)        $(72)
                                                                         ====          ===            ====          ===

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)


                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   441           $   663
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             12                26
    Amortization of deferred loan origination fees                                                (49)              (69)
    Depreciation and amortization                                                                  44                35
    Provision for losses on loans                                                                  68                73
    Amortization expense of stock benefit plans                                                   385               329
    Loss on disposition of the mobile home loan portfolio                                         374                -
    Proceeds from disposition of mobile home portfolio                                            835                -
    Loss on sale of other repossessed assets                                                       34                 2
    Federal Home Loan Bank stock dividends                                                        (75)              (63)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (66)               16
      Accrued interest receivable on mortgage-backed securities                                    12               (63)
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                 (94)              124
      Prepaid expenses and other assets                                                             4                (5)
      Accrued interest payable                                                                      2                46
      Other liabilities                                                                           (72)             (126)
      Federal income taxes
        Current                                                                                  (220)             (125)
        Deferred                                                                                   70               (29)
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,679               834

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                   5             5,583
  Proceeds from sale of securities designated as available for sale                                -              4,996
  Purchase of investment securities designated as available for sale                           (2,000)           (2,949)
  Purchase of investment securities designated as held to maturity                                 -               (930)
  Purchase of mortgage-backed securities designated as available for sale                          -            (16,252)
  Principal repayments on mortgage-backed securities                                            2,116             3,308
  Loan principal repayments                                                                    13,611            22,975
  Loan disbursements                                                                          (18,953)          (27,364)
  Purchase of office premises and equipment                                                       (29)             (166)
  Proceeds from sale of other repossessed assets                                                  270               154
  Purchase of Federal Home Loan Bank stock                                                        (42)             (452)
                                                                                               ------            ------
         Net cash used in investing activities                                                 (5,022)          (11,097)
                                                                                               ------            ------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                               (3,343)          (10,263)
                                                                                               ------            ------


                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)


                                                                                                 2000              1999
         Net cash used in operating and investing
           activities (subtotal brought forward)                                              $(3,343)         $(10,263)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,423             2,914
  Proceeds from Federal Home Loan Bank advances                                                42,128            12,000
  Repayment of Federal Home Loan Bank advances                                                (40,415)           (2,183)
  Advances by borrowers for taxes and insurance                                                    -                  4
  Purchase of treasury stock                                                                     (165)             (643)
  Dividends on common stock                                                                      (232)             (221)
                                                                                               ------           -------
         Net cash provided by financing activities                                              2,739            11,871
                                                                                               ------           -------

Net increase (decrease) in cash and cash equivalents                                             (604)            1,608

Cash and cash equivalents at beginning of period                                                3,497             2,793
                                                                                               ------           -------

Cash and cash equivalents at end of period                                                    $ 2,893          $  4,401
                                                                                               ======           =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   479          $    487
                                                                                               ======           =======

    Interest on deposits and borrowings                                                       $ 3,777          $  3,563
                                                                                               ======           =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to other repossessed assets                                            $   339          $    154
                                                                                               ======           =======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                      $    64          $    (58)
                                                                                               ======           =======


                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 2000 and 1999


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 65,836 unallocated ESOP shares, totaled 1,139,371 and 1,139,320 for the nine and three month periods ended March 31, 2000. Weighted-average common shares deemed outstanding, which gives effect to 79,292 unallocated ESOP shares, totaled 1,146,414 and 1,138,872 for the nine and three month periods ended March 31, 1999.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,159,457 and 1,156,026 for the nine and three month periods ended March 31, 2000. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,163,715 and 1,156,173 for the nine and three month periods ended March 31, 1999. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 20,086 and 16,706 for the nine and three month periods ended March 31, 2000, and 17,301 for both the nine and three month periods ended March 31, 1999. Options to purchase 19,521 shares of common stock with a weighted-average exercise price of $10.72 were outstanding at March 31, 2000, but were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2000 because their exercise prices were greater than the average market price of the common shares.

                        Community Investors Bancorp, Inc.

           For the nine and three months ended March 31, 2000 and 1999


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


Discussion of Financial Condition Changes from June 30, 1999 to March 31, 2000

At March 31, 2000, the Corporation's assets totaled $119.7 million, an increase of $3.4 million, or 3.0%, over the level reported at June 30, 1999. The increase in assets was funded primarily through an increase in advances from the Federal Home Loan Bank of $1.7 million, combined with growth in the deposit portfolio.

Liquid assets (i.e. cash, interest-bearing deposits, investment securities, and mortgage-backed securities available for sale) decreased by $666,000 during the nine month period, to a total of $22.0 million at March 31, 2000, as maturities of mortgage-backed securities of $2.1 million and a $604,000 decrease in cash and cash equivalents were partially offset by purchases of investment securities totaling $2.0 million. The purchases include government agency securities and bear a weighted average interest rate of 8.31% and were financed using advances from the Federal Home Loan Bank, coupled with previously mentioned maturities of mortgage-backed securities. Regulatory liquidity amounted to 11.87% at March 31, 2000.

Loans receivable totaled $93.6 million at March 31, 2000, an increase of $3.7 million, or 4.1%, over June 30, 1999 levels. Loan disbursements amounted to $19.0 million and were partially offset by principal repayments of $14.0 million. The volume of loan disbursements during the nine months ended March 31, 2000 decreased by $8.4 million, or 30.7%, from the same period in 1999 due to rising interest rates and less refinancing activity. The allowance for loan losses totaled $474,000 at March 31, 2000, as compared to $591,000 at June 30, 1999. Nonperforming loans totaled $591,000 at March 31, 2000, as compared to $912,000 at June 30, 1999. The allowance for loan losses represented 80.2% of nonperforming loans as of March 31, 2000 and 64.8% at June 30, 1999. Although management believes that its allowance for loan losses at March 31, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1999 to March 31, 2000 (continued)

Deposits totaled $81.4 million at March 31, 2000, an increase of $1.4 million, or 1.8%, over June 30, 1999 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank totaled $27.0 million at March 31, 2000, an increase of $1.7 million, or 6.8%, over June 30, 1999 levels. The increase resulted primarily from variable-rate advances used to fund loan growth and the purchase of investment securities, as previously discussed.

Stockholder's equity totaled $10.8 million at March 31, 2000, an increase of $364,000, or 3.5% over June 30, 1999 levels. The increase resulted primarily from net earnings of $441,000 coupled with amortization of stock benefit plans, which were partially offset by repurchases of 19,396 shares of treasury stock at an aggregate price of $165,000 coupled with dividend payments on common stock totaling $232,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (OTS). At March 31, 2000, the Association's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods Ended March 31, 2000 and 1999

General

The Corporation's net earnings totaled $441,000 for the nine months ended March 31, 2000, a decrease of $222,000, or 33.5%, from the $663,000 of net earnings reported for the same period in 1999. The decrease in earnings resulted primarily from a $374,000 loss on the disposition of the mobile home loan portfolio recorded during the period ended March 31, 2000. Exclusive of this loss, the Corporation would have realized net earnings for the current period of $688,000, or $0.60 per basic share.

Net Interest Income

Net interest income increased by $27,000, or 1.1%, for the nine months ended March 31, 2000, compared to the 1999 period. Interest income on loans increased by $158,000, or 3.1%, due primarily to a $5.8 million increase in the average net portfolio balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits increased by $39,000, or 4.0%, due primarily to an increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $65,000, or 2.4%, as the $2.7 million increase in the average balance of deposits outstanding was offset by the decline in the cost of deposits year-to-year. Interest expense on borrowings increased by $235,000, or 25.4%, due primarily to a $3.9 million increase in the weighted-average balance of Federal Home Loan Bank advances outstanding.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 2000 and 1999 (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $27,000, or 1.1%, to a total of $2.5 million for the nine months ended March 31, 2000. The interest rate spread amounted to approximately 2.63% for both the fiscal 2000 and fiscal 1999 nine month periods, while the net interest margin totaled approximately 2.93% in 2000, as compared to 3.02% in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $68,000 provision for losses on loans during the nine month period ended March 31, 2000, a decrease of $5,000 from the comparable 1999 period. The current period provision reflects the growth in the loan portfolio integrated with an overall decrease in nonperforming loans, which consists substantially of one- to four-family residential mortgage loans that management deems to have adequate levels of collateralization. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $338,000 for the nine months ended March 31, 2000, compared to the same period in 1999, due primarily to a $374,000 loss on the disposition of the mobile home loan portfolio. The sale of the aforementioned assets resulted as management elected to dispose of the lower yielding portfolio and re-deploy these funds into higher quality, higher yielding assets. Exclusive of this loss, the Corporation's other income would have increased by $36,000, primarily due to increased service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense increased by $23,000, or 1.4%, during the nine months ended March 31, 2000, compared to the same period in 1999. This increase resulted primarily from a $24,000, or 15.1%, increase in data processing expense, which was partially offset by a $20,000, or 17.7%, decrease in franchise tax expense. The increase in data processing expense resulted primarily from an increase in item processing transaction levels, coupled with increased costs attendant to computer system upgrades.

Federal Income Taxes

The provision for federal income taxes decreased by $107,000, or 32.0%, during the nine months ended March 31, 2000, as compared to the same period in 1999. Net earnings before income taxes decreased by $329,000, or 33.0%, compared to the nine months ended March 31, 1999, primarily due to a $374,000 loss on the disposition of the mobile home loan portfolio. The effective tax rates were 34.0% and 33.5% for the nine months ended March 31, 2000 and 1999, respectively.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2000 and 1999

General

The Corporation's net loss totaled $34,000 for the three months ended March 31, 2000, a decrease of $257,000, from the $223,000 of net earnings reported for the same period in 1999. The decrease in earnings resulted primarily from a $374,000 loss on the disposition of the mobile home loan portfolio. Exclusive of this loss, the Corporation would have realized net earnings of $213,000, or $0.19 per basic share for the three months ended March 31, 2000.

Net Interest Income

Net interest income increased by $2,000, or 0.2%, for the three months ended March 31, 2000, compared to the 1999 period. Interest income on loans increased by $71,000, or 4.2%, due primarily to a $6.1 million increase in the average net portfolio balance of loans outstanding year-to-year, partially offset by a decline in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits increased by $18,000, or 5.5%, as a $709,000 decrease in the average portfolio balance outstanding was offset by a increase in the average yield.

Interest expense on deposits decreased by $4,000, or 0.5%, due primarily to a decline in the cost of deposits year-to-year, which was partially offset by a $2.4 million increase in the average balance of deposits outstanding. Interest expense on borrowings increased by $91,000, or 27.5%, due primarily to a $2.6 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2,000, or 0.2%, to a total of $840,000 for the three months ended March 31, 2000. The interest rate spread amounted to approximately 2.54% in the 2000 three month period, as compared to 2.61% during the 1999 period, while the net interest margin totaled approximately 2.88% in 2000, as compared to 2.98% in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $29,000 provision for losses on loans during the three month period ended March 31, 2000, an increase of $8,000 from the comparable 1999 period. The current period provision reflects the growth in the loan portfolio integrated with an overall decrease in nonperforming loans, which consists substantially of one- to four-family residential mortgage loans that management deems to have adequate levels of collateralization. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2000 and 1999 (continued)

Other Income

Other income decreased by $371,000 for the three months ended March 31, 2000, compared to the same period in 1999, due primarily to a $374,000 loss on the disposition of the mobile home loan portfolio. The sale of the aforementioned assets resulted as management elected to dispose of the lower yielding portfolio and re-deploy these funds into higher quality, higher yielding productive assets. Exclusive of this loss, the Corporation's other income would have increased by $3,000, primarily due to increased service fees on deposit accounts and transactions.


General, Administrative and Other Expense

General, administrative and other expense increased by $6,000, or 1.1%, during the three months ended March 31, 2000, compared to the same period in 1999. This increase resulted primarily from a $4,000, or 6.8%, increase in data processing expense, which was partially offset by a $6,000, or 17.6%, decrease in franchise tax expense. The increase in data processing expense resulted primarily from an increase in item processing transaction levels, coupled with increased costs attendant computer system upgrades.

Federal Income Taxes

The provision for federal income taxes decreased by $126,000, during the three months ended March 31, 2000, as compared to the same period in 1999. Net earnings before income taxes decreased by $383,000, compared to the three months ended March 31, 1999, primarily due to a $374,000 loss on the disposition of the mobile home loan portfolio. The effective tax rates were 24.4% and 34.0% for the three months ended March 31, 2000 and 1999, respectively.

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

         None


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:              None.

         Exhibits

           15:                             Independent Accountants' Report

           27:                             Financial Data Schedule for the nine
                                           months ended March 31, 2000.

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 12, 2000                     By:  /s/John W. Kennedy
     -------------------------               ------------------
                                               John W. Kennedy
                                               President and Chief
                                               Executive Officer



Date:  May 12, 2000                     By:  /s/Robert W. Siegel
     -------------------------               -------------------
                                               Robert W. Siegel
                                               Assistant Vice President
                                               Controller and Treasurer