Form 10-K
period 2000-06-30
COMMUNITY INVESTORS BANCORP INC
filed 2000-09-28
CIK 930277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-25470

                        Community Investors Bancorp, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                           34-1779309
----------------------------------                   --------------------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

119 South Sandusky Avenue
          Bucyrus, Ohio                                         44820
----------------------------------                         -------------
            (Address)                                       (Zip Code)

Registrant's telephone number, including area code:        (419) 562-7055
                                                     -------------------------

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
              Yes    X                             No
                   -----                               ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 25, 2000 was $7.4 million.

The number of shares issued and outstanding of the Registrant's Common Stock as of September 25, 2000 was 1,180,438.


                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 2000 - Parts I, II and IV.

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 23, 2000. - Part III.

                        COMMUNITY INVESTORS BANCORP, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I

Item 1.  Business of Community Investors Bancorp, Inc.........................1
Item 2.  Properties..........................................................28
Item 3.  Legal Proceedings...................................................28
Item 4.  Submission of Matters to a Vote of Security Holders.................28


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
            Matters..........................................................29
Item 6.  Selected Financial Data.............................................29
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................29
Item 8.  Financial Statements and Supplementary Data.........................29
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................29


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................30
Item 11.  Executive Compensation.............................................30
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....30
Item 13.  Certain Relationships and Related Transactions.....................30


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....31


Signatures...................................................................33

                                  PART I

Item 1. Business of Community Investors Bancorp, Inc.

General

       Community Investors Bancorp, Inc. (the "Corporation") was organized in September 1994 at the direction of the Board of Directors of First Federal Savings and Loan Association of Bucyrus (the "Association") for the purpose of acquiring all of the capital stock to be issued by the Association upon its conversion from a federally-chartered mutual savings and loan to a federally-chartered stock association (the "Conversion"). Upon completion of the Conversion on February 6, 1995, the Corporation has conducted business as a unitary savings and loan holding company. At June 30, 2000, the Corporation had $119.0 million of total assets, $108.3 million of total liabilities, including $79.1 million of deposits, and $10.7 million of stockholders' equity.

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

Lending Activities

General

       A savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Associations." At June 30, 2000, the Association's limit on loans-to-one borrower was approximately $1.5 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $573,000, $548,000, $467,000, $373,000, and $371,000. All of these loans or groups of loans were performing in accordance with their terms at June 30, 2000.

       Loan Portfolio Composition. The increase in net loans outstanding over the prior year was $4.4 million, $6.3 million and $7.1 million in fiscal 2000, 1999 and 1998, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

       The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.


                                                                                   June 30,
                                                         2000                        1999                      1998
                                                  Amount       %              Amount       %             Amount       %
                                                                           (Dollars in thousands)
Mortgage loans:
Secured by one-to-four family residences         $75,358        78.5%        $75,600        82.1%       $67,205       78.7%
Secured by other residential properties            1,202         1.3             399         0.4            500        0.6
Construction loans                                   801         0.8           1,374         1.5          1,026        1.2
Nonresidential                                     7,990         8.3           3,733         4.1          4,744        5.6
                                                  ------       -----          ------       -----         ------      -----
Total mortgage loans                              85,351        88.9          81,106        88.1         73,475       86.1

Other loans:
Commercial                                         2,668         2.8           2,041         2.2          1,357        1.6
Automobile                                         2,809         2.9           3,032         3.3          3,133        3.7
Home equity and improvement                          674         0.7           1,076         1.2          1,732        2.0
Other                                              4,461         4.7           4,855         5.2          5,678        6.6
                                                  ------       -----          ------       -----         ------      -----
Total other loans                                 10,612        11.1          11,004        11.9         11,900       13.9
                                                  ------       -----          ------       -----         ------      -----
Total loans                                       95,963       100.0%         92,110       100.0%        85,375      100.0%
                                                               =====                       =====                     =====

Less:
Net deferred loan origination fees                   312                         308                        308
Undisbursed loan funds                               801                       1,289                        930
Allowance for loan losses                            484                         591                        563
                                                  ------                      ------                     ------
Loans receivable - net                           $94,366                     $89,922                    $83,574
                                                  ======                      ======                     ======

       Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 2000, regarding the dollar amount of loans maturing in the Association's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                     Mortgage Loans                      Other Loans
                                               Secured by
                                              One-to-four        Other                           Consumer
                                                   Family     Mortgage                                and
                                            Residences (1)    Loans (2)            Commercial       Other                 Total
Amounts due in:
One year or less                                  $   897       $    5                 $1,243      $4,168              $  6,313
After one year through two years                      317            9                     25         710                 1,061
After two years through three years                   440           21                    170       1,077                 1,708
After three years through five years                1,685          390                    600       1,745                 4,420
After five years through ten years                  9,494        2,785                    365         218                12,862
After ten years through twenty years               13,096        1,398                     -           26                14,520
Over twenty years                                  50,230        4,584                    265          -                 55,079
                                                   ------        -----                  -----       -----                ------

Total                                             $76,159       $9,192                 $2,668      $7,944               $95,963
                                                   ======        =====                  =====       =====                ======

Interest rate terms on amounts due
 after one year:
Fixed                                                                                                                   $36,209
Adjustable                                                                                                               53,441
                                                                                                                         ------

                                                                                                                        $89,650
                                                                                                                         ======

(1)  Includes construction loans.

(2) Includes loans secured by other residential properties and nonresidential mortgage loans.

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

       The Association has emphasized the origination of ARM loans for several years. As a result, at June 30, 2000, approximately 62.4% of 1-4 residential mortgage loans in the Association's portfolio were comprised of ARM loans. All real estate mortgage loans are originated for portfolio, usually under terms and conditions which did not permit the immediate sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA").

       The following table shows origination, purchase and sale activity of the Association with respect to its loans during the periods indicated:

                                                                                 Year ended June 30,
                                                                        2000           1999           1998
                                                                                  (In thousands)
Mortgage loan originations:
  Secured by one-to-four family residences                           $16,087        $25,031        $17,323
  Construction loans                                                   1,398          2,676          1,774
  Nonresidential                                                       1,915          3,214          1,486
                                                                      ------         ------         ------
Total mortgage loan originations                                      19,400         30,921         20,583

Other loan originations:
  Mobile homes                                                            14             71             82
  Commercial                                                           1,666          1,050            493
  Automobiles                                                            978          2,189          2,392
  Home equity and improvement                                            978          2,015          2,132
  Other                                                                  947          1,484          2,050
                                                                      ------         ------         ------
Total other loans                                                      4,583          6,809          7,149

Purchases of loan participations                                          -              -              60
                                                                      ------         ------         ------
Total loans originated and  purchased                                 23,983         37,730         27,792

Less:
  Loan principal repayments                                           18,013         31,200         20,421
  Sales of whole loans and participations                              1,199             -              -
  Transferred to real estate, mobile homes and
    other assets held for sale                                           345            179            177
  Other, net                                                             (18)             3             66
                                                                      ------         ------         ------

Net increase in total loans                                          $ 4,444        $ 6,348        $ 7,128
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

       Interest receivable is accrued on all loans and credited to income as earned. When a loan is delinquent three payments or more, the unpaid interest is fully reserved by a provision to the allowance for uncollected interest. A nonmortgage loan is generally charged off after it becomes delinquent 120 days. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balances can be reasonably expected. The Association had accruing loans 90 or more days delinquent totaling $10,000 at June 30, 2000, and no accruing loans 90 or more days delinquent at June 30, 1999 or 1998.

Delinquent Loans

       The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Association's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                             June 30, 2000
                                   ------------------------------------------------------------------
                                       30-59 Days            60 to 89 Days           90 or More Days
                                   ------------------   ---------------------    --------------------
                                           Percent of              Percent of              Percent of
                                                 Loan                    Loan                    Loan
                                    Amount   Category     Amount     Category     Amount     Category
                                                          (Dollars in thousands)
Mortgage loans:
  Secured by one-to-four
    family residences                 $648      .86%       $267         .35%       $416         .55%
  Secured by other
    residential properties              -       -            -          -            -          -
  Construction loans                    -       -            -          -            -          -
  Other, nonresidential                 26      .33          -          -            -          -
                                       ---                  ---                     ---
  Total mortgage loans                 674      .79         267         .31         416         .49

Other loans:
  Mobile homes                           8    12.50          -          -            -          -
  Commercial                            -       -            -          -            -          -
  Automobile                            70     2.49          15         .53          18         .64
  Home equity and
    Improvement                         -       -            -          -             5         .74
  Other                                 13      .30          13         .30          10         .23
                                       ---                  ---                     ---
Total other loans                       91      .86          28         .26          33         .31
                                       ---                  ---                     ---

Total                                 $765      .80%       $295         .31%       $449         .47%
                                       ===    =====         ===        ====         ===        ====

                                                               June 30, 1999
                                   ---------------------------------------------------------------------
                                         30-59 Days              60-89 Days            90 or More Days
                                   ---------------------   ---------------------   ---------------------
                                              Percent of              Percent of              Percent of
                                                    Loan                    Loan                    Loan
                                    Amount      Category     Amount     Category     Amount     Category
                                                           (Dollars in thousands)
Mortgage loans:
  Secured by one-to-four
    family residences                $223          .29%      $  10        .01%        $661         .87%
  Secured by other
    residential properties             24         6.02          -         -             -          -
  Construction loans                   -           -            -         -             -          -
  Other, nonresidential                -           -            -         -             -          -
                                      ---          --                     --
  Total mortgage loans                247          .30          10        .01          661         .81

Other loans:
  Mobile homes                        170        11.46          80       5.39          197       13.27
  Commercial                           -           -            -         -             -          -
  Automobile                           68         2.24           8        .26           32        1.06
  Home equity and
    Improvement                        -           -             6        .56           10         .93
  Other                                12          .36          13        .39           12         .36
                                      ---                      ---                     ---
Total other loans                     250         2.27         107        .97          251        2.28
                                      ---                      ---                     ---

Total                                $497          .54%       $117        .13%        $912         .99%
                                      ===        =====         ===       ====          ===       =====

       The following table sets forth the amounts and categories of the Association's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                                         June 30,
                                                                            2000           1999           1998
                                                                                   (Dollars in thousands)
Non-accruing loans:
Secured by one-to-four family residences                                    $416         $  661           $377
Secured by other residential properties                                       -              -              -
Nonresidential                                                                -              -              -
Mobile homes                                                                  -             197            166
Automobile                                                                    18             32             -
Other                                                                          5             22             57
Accruing loans 90 days or more delinquent                                     10             -              -
                                                                             ---          -----            ---
Total non-performing loans                                                   449            912            600

Property acquired in settlement of loans                                      69             50             58
                                                                             ---          -----            ---
Total non-performing assets                                                  518            962            658

Troubled debt restructurings                                                  15             52             34
                                                                             ---          -----            ---
Total                                                                       $533         $1,014           $692
                                                                             ===          =====            ===

Total non-performing loans and troubled
  debt restructurings as a percentage of
  total loans                                                               0.49%          1.07%          0.76%
                                                                            ====           ====           ====

Total non-performing assets and troubled
  debt restructurings as a percentage of
  total assets                                                              0.45%          0.87%          0.67%
                                                                            ====           ====           ====



       Additional interest income that would have been recognized had such loans performed in accordance with their original terms amounted to approximately $41,000, $65,000 and $44,000 for the fiscal years ended June 30, 2000, 1999 and
1998, respectively.

Classified Assets

       Federal   regulations  require  that  each  insured  savings  association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "watch" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At June 30, 2000, the Association had approximately $1.3 million of classified assets, net of specific loss allowances, consisting of $717,000 of substandard and $628,000 of "watch". There were no assets categorized as "loss" at June 30, 2000.

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

       The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                                     Year ending June 30,
                                                                            2000           1999           1998
                                                                                   (Dollars in thousands)
Average loans, net                                                       $93,277        $88,179        $81,586
                                                                          ======         ======         ======

Allowance for loan losses, beginning of year                             $   591        $   563        $   478
Charged-off loans:
Secured by one-to-four family residences                                      11             15             29
Mobile homes                                                                 199             48             29
Automobiles                                                                   10              2              9
Other                                                                          9              9             20
                                                                          ------         ------         ------
Total charged-off loans                                                      229             74             87

Recoveries on loans previously charged off:
Secured by one-to-four family residences                                    -                 8              9
Secured by other residential properties                                     -                -              -
Mobile homes                                                                -                -              -
Automobiles                                                                    1             -               2
Other                                                                         -              -               5
                                                                          ------         ------         ------
Total recoveries                                                               1              8             16
                                                                          ------         ------         ------

Net loans charged-off                                                        228             66             71
Provision for loan losses                                                    121             94            156
                                                                          ------         ------         ------

Allowance for loan losses, end of year                                   $   484        $   591        $   563
                                                                          ======         ======         ======

Net loans charged-off to average loans, net                                  .24%           .07%           .09%
Allowance for loan losses to total loans                                     .51%           .64%           .66%
Allowance for loan losses to nonperforming loans                          107.80%         64.80%         93.83%
Net loans charged-off to allowance for loan losses                         47.11%         11.17%         12.61%


       The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                      June 30,
                                              2000                      1999                        1998
                                            % of Loans                   % of Loans              % of Loans
                                                 In Each                      In Each                 In Each
                                                Category                     Category                Category
                                                To Total                     To Total                To Total
                                      Amount       Loans           Amount       Loans      Amount       Loans
                                                              (Dollars in thousands)
Secured by one-to-four
  family residences                     $262        54.2%            $253      82.1%         $272      78.7%
Secured by other
  residential properties                   2         0.4               -         0.4           -         0.6
Construction loans                         2         0.4               -         1.5           -         1.2
Other, nonresidential                     44         9.1               65        4.1           18        5.6
Mobile homes                               1         0.2              125        1.6          234        2.3
Commercial                                 5         1.0               -         2.2           -         1.6
Automobile                                 8         1.7               63        3.3           -         3.7
Home equity and improvement                2         0.4               22        1.2            7        2.0
Other                                    158        32.6               63        3.6           32        4.3
                                         ---       -----              ---      -----          ---      -----

Total                                   $484       100.0%            $591      100.0%        $563      100.0%
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

       The Corporation considers its primary market area to be Crawford County, Ohio. The Corporation attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Corporation does not advertise for deposits outside of its primary market area. While the Corporation no longer utilizes the services of deposit brokers, approximately $735,000 of the Corporation's certificates of deposit consisted of broker deposits at June 30, 2000.

       The Corporation has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.

       The following table shows the distribution of, and certain other information relating to, the Corporation's deposits by type of deposit as of the dates indicated.

                                                                        June 30,
                                                  2000                    1999                     1998
                                           Amount    Percent        Amount    Percent        Amount     Percent
                                                             (Dollars in thousands)
Passbook                                  $16,070      20.3%       $16,263      20.3%       $16,139       21.2%
Money market demand,
  NOW and super NOW                        10,315      13.0         10,058      12.6          8,757       11.6
Certificates of deposit                    52,753      66.7         53,633      67.1         51,059       67.2
                                           ------     -----         ------     -----         ------      -----
Total deposits at end of
  period                                  $79,138     100.0%       $79,954     100.0%       $75,955      100.0%
                                           ======     =====         ======     =====         ======      =====

       The following table sets forth the Corporation's net deposit flows during the periods indicated.

                                                                                Year ended June 30,
                                                                       2000              1999             1998
                                                                                    (In thousands)
Net increase (decrease) before interest credited                    $(3,549)           $1,042           $ (131)
Interest credited                                                     2,733             2,957            3,175
                                                                     ------             -----            -----
Net deposits increase (decrease)                                    $  (816)           $3,999           $3,044
                                                                     ======             =====            =====


       The  following   table  sets  forth   maturities  of  the   Corporation's
certificates of deposit of $100,000 or more at June 30, 2000 by time remaining to maturity.

                                                         (Amount in thousands)
Three months or less                                                    $  115
Over three months through six months                                       444
Over six months through 12 months                                        1,583
Over 12 months                                                           2,317
                                                                         -----
Total                                                                   $4,459
                                                                         =====

       The following table presents, by various interest rate categories, the amount of certificates of deposit at June 30, 2000 and the amounts at June 30, 2000 which mature during the periods indicated.

                                                           Amounts at June 30, 2000
                                                                Maturing Within
                                            One                 Two            Three
Certificates of Deposit                    Year               Years            Years          Thereafter
                                                                   (In thousands)
4.01% to 6.0%                           $36,750             $ 8,879           $1,481                $819
6.01% to 8.0%                               296               4,480               48                  -
                                         ------              ------            -----                 ---
Total certificate accounts              $37,046             $13,359           $1,529                $819
                                         ======              ======            =====                 ===

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

       The following table sets forth the maximum month-end balance and average balance of the Corporation's FHLB advances during the periods indicated.

                                                                                 Year ended June 30,
                                                                   2000               1999                1998
                                                                              (Dollars in thousands)
Maximum balance                                                 $28,611            $25,538             $15,558
Average balance                                                  27,086             23,735              10,695
Weighted average interest rate of
  FHLB advances                                                    5.84%              5.30%               5.61%


       The   following   table  sets  forth  certain   information   as  to  the
Corporation's FHLB advances at the dates indicated.

                                                                  June 30,
                                                 2000               1999                1998
                                                           (Dollars in thousands)
FHLB advances                                 $28,611            $25,291             $15,558
Weighted average interest rate of
  FHLB advances                                  6.33%              5.28%               5.58%


Employees

       The Corporation had 26 full-time employees and 8 part-time employees at June 30, 2000. None of these employees is represented by a collective bargaining agreement, and the Corporation believes that it enjoys good relations with its personnel.

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

       The Association is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2000, the Association was in compliance with applicable loans-to-one borrower limitations.

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

       The Association must satisfy three different OTS capital requirements; "tangible" capital equal to 1.5% of adjusted total assets, "core" capital generally equal to 4% of adjusted total assets and "risk-based" capital (a combination of core and "supplementary" capital) equal to 8% of "risk-weighted" assets. Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, termination of federal deposit insurance and the appointment of a conservator or receiver.

       In August 1993 the OTS adopted final regulations which incorporate an interest rate risk ("IRR") component into the current risk-based capital requirement. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement. The IRR component will be equal to one-half of the difference between an institution's "measured exposure" and a "normal" level of exposure, in each case as measured in terms of the sensitivity of an institution's net portfolio value ("NPV") to changes in interest rates. The OTS will calculate changes in an institution's NPV based on financial data submitted by the institution on a quarterly basis and guidance provided by the OTS. An institution's measured IRR is expressed as the change that occurs in the NPV as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to a lower NPV) divided by the estimated economic value (present value) of its assets. An institution with a "normal" level of interest rate risk is defined as one whose measured IRR is less than 2%, as estimated by the OTS model, and only institutions whose measured IRR exceeds 2% will be required to maintain an IRR component. Since the regulations were issued requiring the IRR component, the OTS has continually waived the required adjustment. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their IRR component, as calculated by the OTS, or to request to use their own computer model to calculate their IRR component. The OTS also indicated that it will delay invoking its IRR rule requiring institutions with above normal IRR exposure to adjust their regulatory capital requirement until the new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Had the IRR component been required as of June 30, 2000, the date of the latest available information, there would have been a reduction of approximately $630,000 in the Association's risk-based capital. However, the Association would still have exceeded the risk-based capital requirement by approximately $4.4 million.

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

       At June 30, 2000, the Association was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

       At June 30, 2000, the Association's regulatory liquidity totaled $12.9 million, or 11.69%, which exceeded the minimum regulatory requirement by $8.5 million.

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

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC and loans for educational purposes, loans to small businesses, and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; loans for personal, family or homehold purposes (other than those included in the 100% basket above); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 2000, the qualified thrift investments of the Association were approximately 99.8% of its portfolio assets.

Restrictions on Capital Distributions

       An OTS regulation governs capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the Association's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. At June 30, 2000, the Association was required to obtain OTS approval with respect to future dividend distributions to the Corporation.

Federal Home Loan Bank System

       The Association is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 2000, the Association had advances of $28.6 million from the FHLB of Cincinnati.

       As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to a least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 2000, the Association had $1.5 million in FHLB stock, which was in compliance with this requirement.

       The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of Cincinnati to the Association for the fiscal year ended June 30, 2000 totaled $102,000.

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

Federal Reserve System

       The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At June 30, 2000, the Association was in compliance with applicable requirements.

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

Regulatory Enforcement Matters

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

         In July 2000, the Association's directorate entered into an agreement with the OTS that requires the completion of a number of regulatory related initiatives over the next 90 days. Among other things, the agreement provides for (a) the hiring of a Compliance Officer or external consultant specializing in compliance matters, and (b) adoption of a written compliance program, including comprehensive training and compliance testing. In addition, the Association has reaffirmed, within the context of the agreement, its commitment to comply with all applicable consumer banking regulations in the future. Management believes that the Association is in compliance with the operative provisions of the agreement as of September 25, 2000.

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

       Distribution - If the Association were to distribute cash or property to its sole stockholder having a total fair market value in excess of its accumulated tax-paid earnings and profits, or were to distribute cash or property to its stockholder in redemption of its stock the Association would generally be required to recognize as income an amount which, when reduced by the amount of federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount of the distribution or (ii) the sum of (a) the amount of the accumulated bad debt reserve of the Association with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the experience method) and (b) the amount of the Association's supplemental bad debt reserve.

       As of June 30, 2000, the Association's accumulated bad debt reserve for qualifying real property loans and its supplemental bad debt reserve balances totaled approximately $1.2 million. The Association believes it has approximately $4.0 million of accumulated earnings and profits as of June 30, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "Dividend Policy."

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

       Audit by IRS - The Association's federal income tax returns for taxable years through June 30, 1996 have been closed for the purpose of examination by the IRS.

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

State Taxation

       The Association is subject to an Ohio franchise taxed based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.3% and 1.4% for 2000 and 1999, respectively.

Item 2.  Properties

       At June 30, 2000, the Corporation conducted its business from its executive offices in Bucyrus, Ohio and two full-service branch offices. All of these offices are located in Crawford County, Ohio.

       The following table sets forth certain information with respect to the Corporation's office properties at June 30, 2000.


                                                                   Net Book
                                          Leased/                  Value of             Amount of
                                            Owned                  Property              Deposits
                                                                 (In thousands)
Main Office                                 Owned                      $233               $64,895
119 South Sandusky Avenue
Bucyrus, Ohio  44820

South Branch Office                         Owned                       147                 6,929
South Sandusky and Marion Road
Bucyrus, Ohio  44820

New Washington Branch                       Owned                        48                 7,314
115 South Kibler Street
New Washington, Ohio  44854

Automated Teller Machine                    Owned                        39                    -
1661 Marion Road                         (machine
Bucyrus, Ohio                               only)                       ---                ------

                                                                       $467               $79,138
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


Item 4.  Submission of Matters to a Vote of Securities Holders

       No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The information required herein is incorporated by reference from pages 3 and 4 of the Corporation's Annual Report to Stockholders for fiscal 2000 ("Annual Report"), which is included herein as Exhibit [13].

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

Item 8.  Financial Statements and Supplementary Data

       The financial statements required herein are incorporated by reference from pages 19 through 51 of the Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure

       Not applicable.

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act

       The information required herein is incorporated by reference from pages 3 to 6 of the Registrant's Proxy Statement dated September 22, 2000 ("Proxy Statement").

Item 11.  Executive Compensation

       The information required herein is incorporated by reference from pages 8 to 10 of the Registrant's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The information required herein is incorporated by reference from pages 7 and 8 of the Registrant's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

       The information required herein is incorporated by reference from page 10 of the Registrant's Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1)  Financial Statements

       The following financial statements are incorporated herein by reference from pages 22 through 53 of the Annual Report:

       Report of Independent Certified Public Accountants

       Consolidated Statements of Financial Condition as of June 30, 2000 and
       1999

       Consolidated Statements of Earnings for the years ended June 30, 2000, 1999 and 1998

       Consolidated Statements of Comprehensive Income for the years ended June 30, 2000, 1999 and 1998

       Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998

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

(b)    Reports on Form 8-K

       There were no reports on Form 8-K for the quarter ended June 30, 2000.

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

                                              FIRST FEDERAL SAVINGS AND LOAN


September 25, 2000                            By:/s/ John W. Kennedy
                                                 -------------------------
                                                 John W. Kennedy
                                                 President and Managing Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 2000.

       Signature                                        Title

/s/ John W. Kennedy                      President and Managing Officer
-------------------
John W. Kennedy

/s/ Robert W. Siegel                     Assistant Vice President and Treasurer
--------------------
Robert W. Siegel

/s/ Dale C. Hoyles                       Chairman of the Board
------------------
Dale C. Hoyles

/s/ David M. Auck                        Vice Chairman of the Board
-----------------
David M. Auck

/s/ D. Brent Fissel                      Director
-------------------
D. Brent Fissel

/s/ Philip E. Harris                     Director
--------------------
Philip E. Harris

/s/ John D. Mizick                       Director
------------------
John D. Mizick

/s/ Michael J. Romanoff                  Director
-----------------------
Michael J. Romanoff