Form 10QSB
period 2000-09-30
COMMUNITY INVESTORS BANCORP INC
filed 2000-11-14
CIK 930277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000
                                ---------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:            33-84132
                         ---------------------------------------

                        COMMUNITY INVESTORS BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                      34-1779309
-------------------------------                -------------------------------
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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 8, 2000 - 1,178,438 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]



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

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      September 30,            June 30,
         ASSETS                                                                                2000                2000
Cash and due from banks                                                                    $  2,515            $  1,701
Federal funds sold                                                                              265                 310
Interest-bearing deposits in other financial institutions                                       255                 302
                                                                                            -------             -------
         Cash and cash equivalents                                                            3,035               2,313

Investment securities available for sale - at market                                          4,847               5,773
Investment securities held to maturity - at amortized cost, approximate market
  value of $3,274 and $3,556 as of  September 30, 2000 and June 30, 2000                      3,322               3,616
Mortgage-backed  securities available for sale - at market                                    8,710               9,103
Mortgage-backed securities held to maturity - at amortized cost, approximate market
  value of $698 and $742 as of September 30, 2000 and June 30, 2000                             715                 766
Loans receivable - net                                                                       94,883              94,366
Property acquired in settlement of loans                                                         -                   69
Office premises and equipment - at depreciated cost                                             680                 692
Federal Home Loan Bank stock - at cost                                                        1,535               1,507
Accrued interest receivable on loans                                                            126                  86
Accrued interest receivable on mortgage-backed securities                                        52                  52
Accrued interest receivable on investments and interest-bearing deposits                        173                 118
Prepaid expenses and other assets                                                               158                 170
Prepaid federal income taxes                                                                    123                 235
Deferred federal income taxes                                                                    73                 168
                                                                                            -------             -------

         Total assets                                                                      $118,432            $119,034
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 79,785            $ 79,138
Advances from the Federal Home Loan Bank                                                     27,096              28,611
Advances by borrowers for taxes and insurance                                                   100                   5
Accrued interest payable                                                                        277                 329
Other liabilities                                                                               175                 188
                                                                                            -------             -------
         Total liabilities                                                                  107,433             108,271


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,195               7,191
  Retained earnings, restricted                                                               8,864               8,728
  Shares acquired by stock benefit plans                                                       (440)               (461)
  Less 480,412 and 468,062 shares of treasury stock - at cost                                (4,510)             (4,408)
  Accumulated other comprehensive losses - unrealized losses on securities
    designated as available for sale, net of related tax effects                               (127)               (304)
                                                                                            -------             -------
         Total stockholders' equity                                                          10,999              10,763
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $118,432            $119,034
                                                                                            =======             =======

                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 For the three month periods ended September 30,
                        (In thousands, except share data)


                                                                                               2000                1999
Interest income
  Loans                                                                                      $1,884              $1,748
  Mortgage-backed securities                                                                    145                 168
  Investment securities                                                                         171                 149
  Interest-bearing deposits and other                                                            17                   9
                                                                                              -----               -----
         Total interest income                                                                2,217               2,074

Interest expense
  Deposits                                                                                      890                 877
  Borrowings                                                                                    455                 344
                                                                                              -----               -----

         Total interest expense                                                               1,345               1,221
                                                                                              -----               -----

         Net interest income                                                                    872                 853

Provision for losses on loans                                                                    46                  22
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                  826                 831

Other income
  Gain (loss) on sale of other repossessed assets                                               (16)                  2
  Other operating                                                                                71                  68
                                                                                              -----               -----

         Total other income                                                                      55                  70

General, administrative and other expense
  Employee compensation and benefits                                                            300                 269
  Occupancy and equipment                                                                        33                  34
  Federal deposit insurance premiums                                                              4                  12
  Franchise taxes                                                                                31                  32
  Expenses of property acquired in settlement of loans                                            1                   8
  Data processing                                                                                65                  59
  Other operating                                                                               117                 109
                                                                                              -----               -----

         Total general, administrative and other expense                                        551                 523
                                                                                              -----               -----

         Earnings before income taxes                                                           330                 378

Federal income taxes
  Current                                                                                       107                 166
  Deferred                                                                                        4                 (40)
                                                                                              -----               -----

         Total federal income taxes                                                             111                 126
                                                                                              -----               -----

         NET EARNINGS                                                                        $  219              $  252
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.20                $.22
                                                                                                ===                 ===

           Diluted                                                                             $.19                $.22
                                                                                                ===                 ===

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 2000              1999
Net earnings                                                                                    $ 219             $ 252

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of tax of $91 and $55 during the respective periods                                       177               106
                                                                                                 ----              ----


Comprehensive income                                                                            $ 396             $ 358
                                                                                                 ====              ====


Accumulated comprehensive losses                                                                $(127)            $(149)
                                                                                                 ====              ====

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                  $  219            $  252
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              8                12
    Amortization of deferred loan origination fees                                                (12)              (20)
    Depreciation and amortization                                                                  15                14
    Provision for losses on loans                                                                  46                22
    Amortization expense of stock benefit plans                                                    25                32
    Gain (loss) on sale of property acquired in settlement of loans                                16                (2)
    Federal Home Loan Bank stock dividends                                                        (28)              (25)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (40)              (52)
      Accrued interest receivable on mortgage-backed securities                                    -                  7
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                 (55)             (100)
      Prepaid expenses and other assets                                                            12                (4)
      Accrued interest payable                                                                    (52)              (10)
      Other liabilities                                                                           (13)               46
      Federal income taxes
        Current                                                                                   112                37
        Deferred                                                                                    4               (40)
                                                                                                -----             -----
         Net cash provided by operating activities                                                257               169

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               1,301                 1
  Purchase of investment securities designated as available for sale                               -             (1,000)
  Principal repayments on mortgage-backed securities                                              623             1,129
  Loan principal repayments                                                                     3,419             5,631
  Loan disbursements                                                                           (3,969)           (8,786)
  Purchase of office premises and equipment                                                        (3)              (11)
  Proceeds from sale of other repossessed assets                                                   52                69
                                                                                                -----             -----
         Net cash provided by (used in) investing activities                                    1,423            (2,967)
                                                                                                -----             -----

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                                1,680            (2,798)
                                                                                                -----             -----

                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 2000              1999
         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                                          $1,680           $(2,798)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                                647               177
  Proceeds from Federal Home Loan Bank advances                                                 3,550            13,000
  Repayment of Federal Home Loan Bank advances                                                 (5,065)          (11,018)
  Advances by borrowers for taxes and insurance                                                    95                 2
  Purchase of treasury stock                                                                     (102)               -
  Dividends on common stock                                                                       (83)              (79)
                                                                                                -----            ------
         Net cash provided by (used in) financing activities                                     (958)            2,082
                                                                                                ------           ------

Net increase (decrease) in cash and cash equivalents                                              722              (716)

Cash and cash equivalents at beginning of period                                                2,313             3,497
                                                                                                -----            ------

Cash and cash equivalents at end of period                                                     $3,035           $ 2,781
                                                                                                =====            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $   -            $   142
                                                                                                =====            ======

    Interest on deposits and borrowings                                                        $1,397           $ 1,131
                                                                                                =====            ======

Supplemental disclosure of noncash investing activities:

  Transfers of loans to other repossessed assets                                               $   -            $   125
                                                                                                =====            ======

  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                           $  177           $   106
                                                                                                =====            ======

                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2000 and 1999


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Savings and Loan Association of Bucyrus (the "Association"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 65,836 unallocated ESOP shares, totaled 1,121,494 for the three month period ended September 30, 2000. Weighted-average common shares deemed outstanding, which gives effect to 79,272 unallocated ESOP shares, totaled 1,139,412 for the three month period ended September 30, 1999.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,135,818 and 1,162,133 for the three month periods ended September 30, 2000 and 1999, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 14,324 and 22,721 for the three month periods ended September 30, 2000 and 1999, respectively.

    Options to purchase 19,521 shares of common stock with a weighted-average exercise price of $10.72 were outstanding at September 30, 2000, but were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares.

                        Community Investors Bancorp, Inc.

             For the three months ended September 30, 2000 and 1999


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

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective July 1, 2000, as required, without material impact on the Corporation's financial statements.

    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses and the effect of recent accounting pronouncements.


Discussion  of Financial  Condition  Changes from June 30, 2000 to September 30,
2000

At September 30, 2000, the Corporation's assets totaled $118.4 million, a decrease of $602,000, or 0.5%, from the level reported at June 30, 2000. The decrease in assets was primarily attributable to a $1.7 million decrease in investment and mortgage-backed securities, which was partially offset by $517,000 increase in loans receivable.

Cash, interest-bearing deposits, investment securities and mortgage-backed securities totaled $20.6 million at September 30, 2000, a decrease of $176,000, or .8%, from June 30, 2000. The decrease was due primarily to maturities and repayments of investment and mortgage-backed securities of $1.3 million and $623,000, respectively. Regulatory liquidity amounted to 10.85% at September 30, 2000.

Loans receivable totaled $94.9 million at September 30, 2000, an increase of $517,000, or .5%, over June 30, 2000 levels. Loan disbursements amounted to $4.0 million which were partially offset by principal repayments of $3.4 million. The volume of loan disbursements during the three months ended September 30, 2000 decreased by $4.8 million, or 54.8%, from the same period in 1999 due to rising interest rates and less refinancing activity. The allowance for loan losses totaled $511,000 at September 30, 2000, as compared to $484,000 at June 30, 2000. Nonperforming loans totaled $540,000 at September 30, 2000, as compared to $449,000 at June 30, 2000. The allowance for loan losses represented 94.6% of nonperforming loans as of September 30, 2000 and 107.8% at June 30, 2000. Although management believes that its allowance for loan losses at September 30, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2000 to September 30, 2000 (continued)

Deposits totaled $79.8 million at September 30, 2000, an increase of $647,000, or 0.8%, over June 30, 2000 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank totaled $27.1 million at September 30, 2000, a decrease of $1.5 million, or 5.3%, from June 30, 2000 levels. Advances were repaid primarily with funds from increased deposit balances and maturities of investment and mortgage-backed securities, as previously discussed.

Stockholder's equity totaled $11.0 million at September 30, 2000, an increase of $236,000, or 2.2% over June 30, 2000 levels. The increase resulted primarily from net earnings of $219,000 coupled with amortization of stock benefit plans, which were partially offset by repurchases of 12,350 shares of treasury stock at an aggregate price of $102,000 and dividend payments on common stock totaling $83,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (OTS). At September 30, 2000, the Association's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three Month Periods Ended September 30, 2000 and 1999

General

The Corporation's net earnings totaled $219,000 for the three months ended September 30, 2000, a decrease of $33,000, or 13.1%, from the $252,000 of net earnings reported for the same period in 1999. The decrease in earnings resulted primarily from a $24,000 increase in the provision for losses on loans, a $15,000 decrease in other income and a $28,000 increase in general, administrative and other expense, which were partially offset by a $19,000 increase in net interest income and a $15,000 decrease in the provision for federal income taxes.

Net Interest Income

Net interest income increased by $19,000, or 2.2%, for the three months ended September 30, 2000, compared to the 1999 period. Interest income on loans increased by $136,000, or 7.8%, due primarily to a $1.5 million increase in the average net portfolio balance of loans outstanding year-to-year, coupled with a 45 basis point increase in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits increased by $7,000, or 2.1%, as a $1.6 million decrease in the average portfolio balance outstanding was offset by a increase in the average yield.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2000 and 1999

Net Interest Income (continued)

Interest expense on deposits increased by $13,000, or 1.5%, due primarily to an increase in the cost of deposits year-to-year, which was partially offset by a $593,000 decrease in the average balance of deposits outstanding. Interest expense on borrowings increased by $111,000, or 32.3%, due primarily to a $2.9 million increase in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $19,000, or 2.2%, to a total of $872,000 for the three months ended September 30, 2000. The interest rate spread amounted to approximately 2.70% in the 2000 three month period, as compared to 2.57% during the 1999 period, while the net interest margin totaled approximately 3.02% in 2000, as compared to 2.96% in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. As a result of such analysis, management recorded a $46,000 provision for losses on loans during the three month period ended September 30, 2000, an increase of $24,000 from the comparable 1999 period. The current period provision reflects the growth in the loan portfolio integrated with an overall increase in nonperforming loans, which consists substantially of one- to four-family residential mortgage loans that management deems to have adequate levels of collateralization. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $15,000 for the three months ended September 30, 2000, compared to the same period in 1999, due primarily to a $16,000 loss on the sale of repossessed assets. Exclusive of this loss, the Corporation's other income would have increased by $3,000, primarily due to increased service fees on deposit accounts and transactions.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2000 and 1999 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $28,000, or 5.4%, during the three months ended September 30, 2000, compared to the same period in 1999. This increase resulted primarily from a $31,000, or 11.5%, increase in employee compensation and benefits and a $6,000, or 10.2%, increase in data processing expense, which was partially offset by an $8,000, or 66.7%, decrease in federal deposit insurance premiums. The increase in employee compensation and benefits was due to normal merit increases and a reduction in deferred loan origination costs attendant to the decline in lending volume year to year. The increase in data processing expense resulted primarily from an increase in item processing transaction levels, coupled with increased costs attendant computer system upgrades. The decrease in federal deposit insurance premiums reflects the lower premium rates in fiscal 2000.

Federal Income Taxes

The provision for federal income taxes decreased by $15,000, or 11.9%, during the three months ended September 30, 2000, as compared to the same period in 1999. Net earnings before income taxes decreased by $48,000, or 12.7%, compared to the three months ended September 30, 1999. The effective tax rates were 33.6% and 33.3% for the three months ended September 30, 2000 and 1999, respectively.

                        Community Investors Bancorp, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On October 23, 2000, the Annual Meeting of the Corporation's Shareholders was held. Each of the four directors nominated were elected, for a two-year term and until their successors are elected and qualified, by the following votes:

          John W. Kennedy         For:  860,365         Withheld:  135,875
          David M. Auck           For:  860,365         Withheld:  135,875
          Philip E. Harris        For:  858,240         Withheld:  138,000
          John D. Mizick          For:  856,090         Withheld:  140,150

          One other matter was submitted to the shareholders, for which the following votes were cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 2001.

          For:  975,198         Against:  13,900            Abstain:  7,142



ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:             None.

         Exhibits

           15:                            Independent Accountants' Report

           27: Financial Data Schedule for the three months ended September 30, 2000.

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 14, 2000                      By:  /s/John W. Kennedy
     --------------------------                    ---------------------------
                                                     John W. Kennedy
                                                     President and Chief
                                                     Executive Officer



Date:  November 14, 2000                      By:  /s/Robert W. Siegel
     --------------------------                    ---------------------------
                                                     Robert W. Siegel
                                                     Assistant Vice President
                                                     Controller and Treasurer