Form 10QSB
period 2000-12-31
COMMUNITY INVESTORS BANCORP INC
filed 2001-02-14
CIK 930277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 2000
                                -----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:           33-84132
                         ---------------------------------------

                        COMMUNITY INVESTORS BANCORP, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                       34-1779309
-------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 119 South Sandusky Avenue, Bucyrus, Ohio 44820
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (419) 562-7055
-------------------------------------------------------------------------------
                           (Issuer's telephone number)


-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 9, 2001 - 1,171,638 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]



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

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                       December 31,            June 30,
         ASSETS                                                                                2000                2000
Cash and due from banks                                                                    $  2,855            $  1,701
Federal funds sold                                                                              840                 310
Interest-bearing deposits in other financial institutions                                     1,610                 302
                                                                                            -------             -------
         Cash and cash equivalents                                                            5,305               2,313

Investment securities available for sale - at market                                          4,406               5,773
Investment securities held to maturity - at amortized cost, approximate market
  value of $3,312 and $3,556 as of  December 31, 2000 and June 30, 2000                       3,326               3,616
Mortgage-backed securities available for sale - at market                                     8,170               9,103
Mortgage-backed securities held to maturity - at amortized cost, approximate market
  value of $671 and $742 as of December 31, 2000 and June 30, 2000                              681                 766
Loans receivable - net                                                                       94,276              94,366
Property acquired in settlement of loans                                                          2                  69
Office premises and equipment - at depreciated cost                                             675                 692
Federal Home Loan Bank stock - at cost                                                        1,564               1,507
Accrued interest receivable on loans                                                             83                  86
Accrued interest receivable on mortgage-backed securities                                        49                  52
Accrued interest receivable on investments and interest-bearing deposits                         69                 118
Prepaid expenses and other assets                                                                91                 170
Prepaid federal income taxes                                                                    272                 235
Deferred federal income taxes                                                                     6                 168
                                                                                            -------             -------

         Total assets                                                                      $118,975            $119,034
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 80,828            $ 79,138
Advances from the Federal Home Loan Bank                                                     26,228              28,611
Advances by borrowers for taxes and insurance                                                   203                   5
Accrued interest payable                                                                        272                 329
Other liabilities                                                                               113                 188
                                                                                            -------             -------
         Total liabilities                                                                  107,644             108,271


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,247               7,191
  Retained earnings, restricted                                                               9,050               8,728
  Shares acquired by stock benefit plans                                                       (380)               (461)
  Less 484,212 and 468,062 shares of treasury stock - at cost                                (4,541)             (4,408)
  Accumulated other comprehensive losses - unrealized losses on securities
    designated as available for sale, net of related tax effects                                (62)               (304)
                                                                                            -------             -------
         Total stockholders' equity                                                          11,331              10,763
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $118,975            $119,034
                                                                                            =======             =======

                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                         Six months ended             Three months ended
                                                                            December 31,                  December 31,
                                                                         2000         1999            2000         1999
Interest income
  Loans                                                                $3,807       $3,523          $1,923       $1,775
  Mortgage-backed securities                                              282          330             137          162
  Investment securities                                                   325          311             154          162
  Interest-bearing deposits and other                                      38           24              21           15
                                                                        -----        -----           -----        -----
         Total interest income                                          4,452        4,188           2,235        2,114

Interest expense
  Deposits                                                              1,799        1,758             909          881
  Borrowings                                                              882          739             427          395
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,681        2,497           1,336        1,276
                                                                        -----        -----           -----        -----

         Net interest income                                            1,771        1,691             899          838

Provision for losses (recoveries) on loans                                 31           39             (15)          17
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses (recoveries) on loans                             1,740        1,652             914          821

Other income
  Gain (loss) on sale of repossessed assets                               (16)          14              -            12
  Other operating                                                         148          148              77           80
                                                                        -----        -----           -----        -----
         Total other income                                               132          162              77           92

General, administrative and other expense
  Employee compensation and benefits                                      608          563             308          294
  Occupancy and equipment                                                  68           67              35           33
  Federal deposit insurance premiums                                        8           24               4           12
  Franchise taxes                                                          76           65              45           33
  Expenses of property acquired in settlement of loans                      2           26               1           18
  Data processing                                                         128          120              63           61
  Other operating                                                         244          236             127          127
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,134        1,101             583          578
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     738          713             408          335

Federal income taxes
  Current                                                                 211          317             104          151
  Deferred                                                                 37          (79)             33          (39)
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       248          238             137          112
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  490       $  475          $  271       $  223
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.44         $.42            $.24         $.20
                                                                          ===          ===             ===          ===

           Diluted                                                       $.43         $.41            $.24         $.19
                                                                          ===          ===             ===          ===


                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                         Six months ended             Three months ended
                                                                            December 31,                  December 31,
                                                                         2000         1999            2000         1999
Net earnings                                                             $490        $ 475            $271        $ 223

Other comprehensive income, net of tax:
  Unrealized  holding  gains  (losses) on securities
    during the period,  net of taxes (benefits) of $125,
    $45, $33 and $(9) for the respective periods                          242           88              65          (18)
                                                                          ---         ----             ---         ----


Comprehensive income                                                     $732        $ 563            $336        $ 205
                                                                          ===         ====             ===         ====


Accumulated comprehensive loss                                           $(62)       $(167)           $(62)       $(167)
                                                                          ===         ====             ===         ====


                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)


                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                  $  490           $   475
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             14                14
    Amortization of deferred loan origination fees                                                (22)              (35)
    Depreciation and amortization                                                                  22                29
    Provision for losses on loans                                                                  31                39
    Amortization expense of stock benefit plans                                                   137               113
    (Gain) loss on sale of repossessed assets                                                      16               (14)
    Federal Home Loan Bank stock dividends                                                        (57)              (50)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                          3               (22)
      Accrued interest receivable on mortgage-backed securities                                     3                10
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                  49               (10)
      Prepaid expenses and other assets                                                            79                59
      Accrued interest payable                                                                    (57)               25
      Other liabilities                                                                           (75)                7
      Federal income taxes
        Current                                                                                   125               (11)
        Deferred                                                                                   37               (79)
                                                                                                -----            ------
         Net cash provided by operating activities                                                795               550

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               1,806                 4
  Purchase of investment securities designated as available for sale                               -             (1,500)
  Principal repayments on mortgage-backed securities                                            1,221             1,713
  Loan principal repayments                                                                     6,737            10,461
  Loan disbursements                                                                           (6,820)          (14,757)
  Purchase of office premises and equipment                                                        (5)              (12)
  Proceeds from sale of repossessed assets                                                         52               117
  Purchase of Federal Home Loan Bank stock                                                         -                (42)
                                                                                                -----            ------
         Net cash provided by (used in) investing activities                                    2,991            (4,016)
                                                                                                -----            ------

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                                3,786            (3,466)
                                                                                                -----            ------

                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,


                                                                                                 2000              1999
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                                               $3,786           $(3,466)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,690               225
  Proceeds from Federal Home Loan Bank advances                                                 4,300            25,000
  Repayment of Federal Home Loan Bank advances                                                 (6,683)          (21,700)
  Advances by borrowers for taxes and insurance                                                   198                 4
  Purchase of treasury stock                                                                     (133)              (25)
  Dividends on common stock                                                                      (166)             (158)
                                                                                                -----            ------
         Net cash provided by (used in) financing activities                                     (794)            3,346
                                                                                                -----            ------

Net increase (decrease) in cash and cash equivalents                                            2,992              (120)

Cash and cash equivalents at beginning of period                                                2,313             3,497
                                                                                                -----            ------

Cash and cash equivalents at end of period                                                     $5,305           $ 3,377
                                                                                                =====            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  265           $   294
                                                                                                =====            ======

    Interest on deposits and borrowings                                                        $2,738           $ 2,472
                                                                                                =====            ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to repossessed assets                                                   $    3           $   328
                                                                                                =====            ======

  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                       $  242           $    88
                                                                                                =====            ======

                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 2000 and 1999


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 65,836 unallocated ESOP shares, totaled 1,117,223 and 1,112,952 for the six and three month periods ended December 31, 2000. Weighted-average common shares deemed outstanding, which gives effect to 79,272 unallocated ESOP shares, totaled 1,139,396 for each of the six and three month periods ended December 31, 1999.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,131,342 and 1,126,865 for the six and three month periods ended December 31, 2000. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,161,065 and 1,158,331 for the six and three month periods ended December 31, 1999.

    Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 14,119 and 13,913 for the six and three month periods ended December 31, 2000, and 21,669 and 18,935 for the six and three month periods ended December 31, 1999. Options to purchase 19,521 shares of common stock with a weighted-average exercise price of $10.72 were outstanding at December 31, 2000, but were excluded from the computation of diluted earnings per share for the three and six month periods ended December 31, 2000, because their exercise prices were greater than the average market price of the common shares.

                        Community Investors Bancorp, Inc.

          For the six and three months ended December 31, 2000 and 1999


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

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective July 1, 2000, as required, without material impact on the Corporation's financial position and results of operations.

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


Discussion  of  Financial  Condition  Changes from June 30, 2000 to December 31,
2000

At December 31, 2000, the Corporation's assets totaled $119.0 million, a decrease of $59,000 from the level reported at June 30, 2000. The decrease in assets was primarily attributable to a $2.4 million repayment of FHLB advances which was only partially funded by a $1.7 million increase in deposits, retained earnings and unrealized gains on securities totaling $568,000.

Cash and interest-bearing deposits totaled $5.3 million at December 31, 2000, an increase of $3.0 million, or 129.4%, over June 30, 2000. Investment and mortgage-backed securities totaled $16.6 million at December 31, 2000, a decrease of $2.7 million, or 13.9%, from June 30, 2000, due primarily to maturities and repayments of investment and mortgage-backed securities of $1.8 million and $1.2 million, respectively. Regulatory liquidity amounted to 10.37% at December 31, 2000.

Loans receivable totaled $94.3 million at December 31, 2000, a decrease of $90,000, or 0.1%, from June 30, 2000 levels. Loan disbursements amounted to $6.8 million during the six-month period ended December 31, 2000, which was partially offset by principal repayments of $6.7 million. The volume of loan disbursements during the six months ended December 31, 2000 decreased by $7.9 million, or 53.8%, from the same period in 1999 due to the effect of rising interest rates and a corresponding reduction in refinancing activity. The allowance for loan losses totaled $470,000 at December 31, 2000, as compared to $484,000 at June 30, 2000. Nonperforming loans totaled $444,000 at December 31, 2000, as compared to $449,000 at June 30, 2000. The allowance for loan losses represented 105.9% of nonperforming loans as of December 31, 2000 and 107.8% at June 30, 2000. Although management believes that its allowance for loan losses at December 31, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2000 to December 31, 2000 (continued)

Deposits totaled $80.8 million at December 31, 2000, an increase of $1.7 million, or 2.1%, over June 30, 2000 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank totaled $26.2 million at December 31, 2000, a decrease of $2.4 million, or 8.3%, from June 30, 2000 levels. Advances were repaid primarily with funds from increased deposit balances and maturities of investment and mortgage-backed securities, as previously discussed.

Stockholders' equity totaled $11.3 million at December 31, 2000, an increase of $568,000, or 5.3%, over June 30, 2000 levels. The increase resulted primarily from net earnings of $490,000 coupled with amortization of stock benefit plans, which were partially offset by repurchases of 16,150 shares of treasury stock at an aggregate price of $133,000 and dividend payments on common stock totaling $166,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2000, the Bank's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2000 and 1999

General

The Corporation's net earnings totaled $490,000 for the six months ended December 31, 2000, an increase of $15,000, or 3.2%, over the $475,000 of net earnings reported for the same period in 1999. The increase in earnings resulted primarily from an $80,000 increase in net interest income and an $8,000 decrease in provision for losses on loans, which were partially offset by a $30,000 decrease in other income, a $33,000 increase in general, administrative, and other expense and a $10,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest income increased by $80,000, or 4.7%, for the six months ended December 31, 2000, compared to the 1999 period. Interest income on loans increased by $284,000, or 8.1%, due primarily to a $1.5 million increase in the average net portfolio balance of loans outstanding year-to-year, coupled with a 48 basis point increase in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $20,000, or 3.0%, as a $2.0 million decrease in the average portfolio balance outstanding was partially offset by a increase in the average yield.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2000 and 1999

Net Interest Income (continued)

Interest expense on deposits increased by $41,000, or 2.3%, due primarily to an increase in the cost of deposits year-to-year, which was partially offset by a $1.0 million decrease in the average balance of deposits outstanding. Interest expense on borrowings increased by $143,000, or 19.4%, due primarily to an approximate $1.0 million increase in the weighted-average outstanding balance of advances from the Federal Home Loan Bank, coupled with an increase in the average cost of borrowings year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $80,000, or 4.7%, to a total of $1.8 million for the six months ended December 31, 2000. The interest rate spread amounted to approximately 2.75% in the 2000 six-month period, as compared to 2.60% during the 1999 period, while the net interest margin totaled approximately 3.08% in 2000, as compared to 2.93% in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $31,000 provision for losses on loans during the six month period ended December 31, 2000. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $30,000, or 18.5%, for the six months ended December 31, 2000, compared to the same period in 1999, due to a $16,000 loss on the sale of repossessed assets during the six month period ended December 31, 2000, compared to a $14,000 gain on such sales recorded in the comparable 1999 period.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2000 and 1999 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $1.2 million for the six month period ended December 31, 2000, an increase of $33,000, or 3.0%, compared to the same period in 1999. This increase resulted primarily from a $45,000, or 8.0%, increase in employee compensation and benefits and an $8,000, or 6.7%, increase in data processing expense, which were partially offset by a $16,000, or 66.7%, decrease in federal deposit insurance premiums and a $24,000, or 92.3%, decrease in expenses of property acquired in settlement of loans. The increase in employee compensation and benefits was due primarily to normal merit increases and a reduction in deferred loan origination costs attendant to the decline in lending volume year to year. The increase in data processing expense resulted primarily from an increase in item processing transaction levels, coupled with increased costs attendant to computer system upgrades. The decrease in federal deposit insurance premiums reflects the lower premium rates in fiscal 2001.

Federal Income Taxes

The provision for federal income taxes totaled $248,000 for the six month period ended December 31, 2000, an increase of $10,000, or 4.2%, as compared to the same period in 1999. Net earnings before income taxes increased by $25,000, or 3.5%, compared to the six months ended December 31, 1999. The effective tax rates were 33.6% and 33.4% for the six months ended December 31, 2000 and 1999, respectively.


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999

General

The Corporation's net earnings totaled $271,000 for the three months ended December 31, 2000, an increase of $48,000, or 21.5%, over the $223,000 of net earnings reported for the same period in 1999. The increase in earnings resulted primarily from a $61,000 increase in the net interest income and a $32,000 decrease in the provision for losses on loans, which were partially offset by a $15,000 decrease in other income, a $5,000 increase in general, administrative and other expense and a $25,000 increase in the provision for federal income taxes.

Net Interest Income

Net interest  income  increased by $61,000,  or 7.3%, for the three months ended
December 31, 2000, compared to the 1999 period. Interest income on loans increased by $148,000, or 8.3%, due primarily to a $365,000 increase in the average net portfolio balance of loans outstanding year-to-year, coupled with a 60 basis point increase in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $27,000, or 8.0%, as a $2.8 million decrease in the average portfolio balance outstanding was partially offset by an increase in the average yield.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999

Net Interest Income (continued)

Interest expense on deposits increased by $28,000, or 3.2%, due primarily to an increase in the cost of deposits year-to-year, which was partially offset by a $1.4 million decrease in the average balance of deposits outstanding. Interest expense on borrowings increased by $32,000, or 8.1%, as a 68 basis point increase in yield was slightly offset by a $987,000 decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $61,000, or 7.3%, to a total of $899,000 for the three months ended December 31, 2000. The interest rate spread amounted to approximately 2.80% in the 2000 three-month period, as compared to 2.56% during the 1999 period, while the net interest margin totaled approximately 3.14% in 2000, as compared to 2.87% in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $15,000 reduction in the allowance for loan losses during the three-month period ended December 31, 2000, compared to a provision of $17,000 recorded during the comparable 1999 period. The current period credit provision reflects the improvement in the level and makeup of nonperforming loans year to year, which at December 31, 2000, consisted substantially of one- to four-family residential mortgage loans that management deems to have adequate levels of collateralization. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $15,000, or 16.3%, for the three months ended December 31, 2000, compared to the same period in 1999, due primarily to a $12,000 gain on the sale of repossessed assets recorded in the 1999 period. The Corporation's other operating income decreased by $3,000, or 3.8%, primarily due to decreased service fees on deposit accounts and transactions.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2000 and 1999 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $5,000, or 0.9%, during the three months ended December 31, 2000, compared to the same period in 1999. This increase resulted primarily from a $14,000, or 4.8%, increase in employee compensation and benefits and a $12,000, or 36.4%, increase in franchise tax expense, which were partially offset by a $17,000, or 94.4%, decrease in expenses of property acquired in settlement of loans and an $8,000, or 66.7%, decline in federal deposit insurance premiums. The increase in employee compensation and benefits was due to normal merit increases and a reduction in deferred loan origination costs attendant to the decline in lending volume year to year. The increase in franchise tax expense resulted primarily from an increase in stockholders' equity during the current period. The decrease in expenses of property acquired in settlement of loans was achieved as a result of the Corporations' disposition of the mobile home loan portfolio during fiscal 2000.

Federal Income Taxes

The provision for federal income taxes increased by $25,000, or 22.3%, during the three months ended December 31, 2000, as compared to the same period in 1999. Net earnings before income taxes increased by $73,000, or 21.8%, compared to the three months ended December 31, 1999. The effective tax rates were 33.6% and 33.4% for the three months ended December 31, 2000 and 1999, respectively.

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





Date:  February 12, 2001                   By:  /s/John W. Kennedy
     --------------------------                 ----------------------------
                                                  John W. Kennedy
                                                  President and Chief
                                                  Executive Officer



Date:  February 12, 2001                   By:  /s/Robert W. Siegel
     --------------------------                 ----------------------------
                                                  Robert W. Siegel
                                                  Assistant Vice President
                                                  Controller and Treasurer