Form 10QSB
period 2001-03-31
COMMUNITY INVESTORS BANCORP INC
filed 2001-05-04
CIK 930277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2001
                                -------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:                33-84132
                         ---------------------------------------

                        COMMUNITY INVESTORS BANCORP, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                        34-1779309
-------------------------------               --------------------------------
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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 2, 2001 - 1,156,338 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]



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

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          March 31,            June 30,
         ASSETS                                                                                2001                2000
Cash and due from banks                                                                    $  3,579            $  1,701
Federal funds sold                                                                              275                 310
Interest-bearing deposits in other financial institutions                                     1,359                 302
                                                                                            -------             -------
         Cash and cash equivalents                                                            5,213               2,313

Investment securities available for sale - at market                                          4,421               5,773
Investment securities held to maturity - at amortized cost, approximate market
  value of $2,339 and $3,556 as of  March 31, 2001 and June 30, 2000                          2,327               3,616
Mortgage-backed securities available for sale - at market                                     7,698               9,103
Mortgage-backed securities held to maturity - at amortized cost, approximate market
  value of $658 and $742 as of March 31, 2001 and June 30, 2000                                 662                 766
Loans receivable - net                                                                       92,868              94,366
Property acquired in settlement of loans                                                          1                  69
Office premises and equipment - at depreciated cost                                             668                 692
Federal Home Loan Bank stock - at cost                                                        1,592               1,507
Accrued interest receivable on loans                                                            114                  86
Accrued interest receivable on mortgage-backed securities                                        46                  52
Accrued interest receivable on investments and interest-bearing deposits                        121                 118
Prepaid expenses and other assets                                                               136                 170
Prepaid federal income taxes                                                                    172                 235
Deferred federal income taxes                                                                     7                 168
                                                                                            -------             -------

         Total assets                                                                      $116,046            $119,034
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 81,917            $ 79,138
Advances from the Federal Home Loan Bank                                                     22,213              28,611
Advances by borrowers for taxes and insurance                                                   111                   5
Accrued interest payable                                                                        220                 329
Other liabilities                                                                               171                 188
                                                                                            -------             -------
         Total liabilities                                                                  104,632             108,271


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,242               7,191
  Retained earnings, restricted                                                               9,260               8,728
  Shares acquired by stock benefit plans                                                       (380)               (461)
  Less 504,512 and 468,062 shares of treasury stock - at cost                                (4,711)             (4,408)
  Accumulated other comprehensive losses - unrealized losses on securities
    designated as available for sale, net of related tax effects                                (14)               (304)
                                                                                            -------             -------
         Total stockholders' equity                                                          11,414              10,763
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $116,046            $119,034
                                                                                            =======             =======

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                         Nine months ended           Three months ended
                                                                              March 31,                    March 31,
                                                                         2001         2000            2001         2000
Interest income
  Loans                                                                $5,722       $5,301          $1,915       $1,778
  Mortgage-backed securities                                              409          490             127          160
  Investment securities                                                   368          486              43          175
  Interest-bearing deposits and other                                     151           33             113            9
                                                                        -----        -----           -----        -----
         Total interest income                                          6,650        6,310           2,198        2,122

Interest expense
  Deposits                                                              2,721        2,618             922          860
  Borrowings                                                            1,256        1,161             374          422
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,977        3,779           1,296        1,282
                                                                        -----        -----           -----        -----

         Net interest income                                            2,673        2,531             902          840

Provision for losses on loans                                              46           68              15           29
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          2,627        2,463             887          811

Other income (expense)
  Loss on disposition of mobile home loan portfolio                        -          (374)             -          (374)
  Gain (loss) on sale of other repossessed assets                         (16)           8              -            (6)
  Other operating                                                         224          215              76           67
                                                                        -----        -----           -----        -----
         Total other income (expense)                                     208         (151)             76         (313)

General, administrative and other expense
  Employee compensation and benefits                                      916          852             308          289
  Occupancy and equipment                                                 106          105              38           38
  Federal deposit insurance premiums                                       12           28               4            4
  Franchise taxes                                                         109           93              33           28
  Expenses of property acquired in settlement of loans                      4           39               2           13
  Data processing                                                         194          183              66           63
  Other operating                                                         346          344             102          108
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,687        1,644             553          543
                                                                        -----        -----           -----        -----

         Earnings (loss) before income taxes (credits)                  1,148          668             410          (45)

Federal income taxes (credits)
  Current                                                                 349          157             139          (27)
  Deferred                                                                 37           70              (1)          16
                                                                        -----        -----           -----        -----
         Total federal income taxes (credits)                             386          227             138          (11)
                                                                        -----        -----           -----        -----

         NET EARNINGS (LOSS)                                           $  762       $  441          $  272       $  (34)
                                                                        =====        =====           =====        =====

         EARNINGS (LOSS) PER SHARE
           Basic                                                         $.68         $.39            $.24        $(.03)
                                                                          ===          ===             ===          ===

           Diluted                                                       $.67         $.38            $.24        $(.03)
                                                                          ===          ===             ===          ===

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                         Nine months ended           Three months ended
                                                                               March 31,                   March 31,
                                                                         2001         2000            2001         2000

Net earnings (loss)                                                    $  762        $ 441            $272        $ (34)

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $149, $33, $25
    and $(12) for the respective periods                                  290           64              48          (24)
                                                                        -----         ----             ---         ----

Comprehensive income                                                   $1,052        $ 505            $320        $ (58)
                                                                        =====         ====             ===         ====

Accumulated comprehensive losses                                       $  (14)       $(191)           $(14)       $(191)
                                                                        =====         ====             ===         ====

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)


                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $   762           $   441
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             25                12
    Amortization of deferred loan origination fees                                                (39)              (49)
    Depreciation and amortization                                                                  34                44
    Provision for losses on loans                                                                  46                68
    Amortization expense of stock benefit plans                                                   248               385
    Loss on disposition of mobile home loan portfolio                                              -                374
    Proceeds from disposition of mobile home loan portfolio                                        -                835
    (Gain) loss on sale of other repossessed assets                                                16                (8)
    Federal Home Loan Bank stock dividends                                                        (85)              (75)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (28)              (66)
      Accrued interest receivable on mortgage-backed securities                                     6                12
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                  (3)              (94)
      Prepaid expenses and other assets                                                            34                 4
      Accrued interest payable                                                                   (109)                2
      Other liabilities                                                                           (17)              (72)
      Federal income taxes
        Current                                                                                   224              (220)
        Deferred                                                                                   37                70
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,151             1,663

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               3,807                 5
  Purchase of investment securities designated as available for sale                           (1,000)           (2,000)
  Principal repayments on mortgage-backed securities                                            1,758             2,116
  Loan principal repayments                                                                    11,053            13,627
  Loan disbursements                                                                           (9,861)          (18,953)
  Purchase of office premises and equipment                                                       (11)              (29)
  Proceeds from sale of other repossessed assets                                                   54               270
  Purchase of Federal Home Loan Bank stock                                                         -                (42)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                    5,800            (5,006)
                                                                                               ------            ------

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                                6,951            (3,343)
                                                                                               ------            ------

                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)


                                                                                                 2001              2000
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                                              $ 6,951           $(3,343)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              2,779             1,423
  Proceeds from Federal Home Loan Bank advances                                                 8,300            42,128
  Repayment of Federal Home Loan Bank advances                                                (14,698)          (40,415)
  Advances by borrowers for taxes and insurance                                                   106                -
  Purchase of treasury stock                                                                     (308)             (165)
  Dividends on common stock                                                                      (230)             (232)
                                                                                               ------            ------
         Net cash provided by (used in) financing activities                                   (4,051)            2,739
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                            2,900              (604)

Cash and cash equivalents at beginning of period                                                2,313             3,497
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 5,213           $ 2,893
                                                                                               ======            ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   349           $   479
                                                                                               ======            ======

    Interest on deposits and borrowings                                                       $ 4,086           $ 3,777
                                                                                               ======            ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to other repossessed assets                                            $     7           $   339
                                                                                               ======            ======

  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                      $   290           $    64
                                                                                               ======            ======

                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 2001 and 2000


    1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

     Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 52,400 unallocated ESOP shares, totaled 1,116,450 and 1,114,869 for the nine and three month periods ended March 31, 2001. Weighted-average common shares deemed outstanding, which gives effect to 65,836 unallocated ESOP shares, totaled 1,139,371 and 1,139,320 for the nine and three month periods ended March 31, 2000.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,131,120 and 1,131,338 for the nine and three month periods ended March 31, 2001. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,159,457 and 1,139,320 for the nine and three month periods ended March 31, 2000.

     Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 14,670 and 16,469 for the nine and three month periods ended March 31, 2001, and 20,086 for the nine month period ended March 31, 2000. Options to purchase 19,521 shares of common stock with a weighted-average exercise price of $10.72 were outstanding at March 31, 2001, but were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2001 because their exercise prices were greater than the average market price of the common shares.

                        Community Investors Bancorp, Inc.

           For the nine and three months ended March 31, 2001 and 2000


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


Discussion of Financial Condition Changes from June 30, 2000 to March 31, 2001

At March 31, 2001, the Corporation's assets totaled $116.0 million, a decrease of $3.0 million, or 2.5%, from the level reported at June 30, 2000. The decrease in assets was primarily attributable to a $4.2 million decrease in investment and mortgage-backed securities and a $1.5 million decrease in loans receivable, which were partially offset by a $2.9 million increase in cash and cash equivalents. These excess funds and proceeds from deposit growth of $2.8 million were used to reduce outstanding advances from the Federal Home Loan Bank by $6.4 million.

Cash and interest-bearing deposits totaled $5.2 million at March 31, 2001, an increase of $2.9 million, or 125.4%, over June 30, 2000. Investment and mortgage-backed securities totaled $15.1 million at March 31, 2001, a decrease of $4.2 million, or 21.5%, from June 30, 2000, due primarily to maturities and repayments of investment and mortgage-backed securities of $3.8 million and $1.8 million, respectively, partially offset by purchases of investment securities totaling $1.0 million.

Loans receivable totaled $92.9 million at March 31, 2001, a decrease of $1.5 million, or 1.6%, from June 30, 2000 levels. Principal repayments amounted to $11.1 million during the nine-month period ended March 31, 2001, which was partially offset by loan disbursements of $9.9 million. The volume of loan disbursements during the nine months ended March 31, 2001 decreased by $9.1 million, or 47.8%, from the same period in 2000 due primarily to the effect of an overall increase in interest rates in the economy and a corresponding reduction in refinancing activity. The allowance for loan losses totaled $511,000 at March 31, 2001, as compared to $484,000 at June 30, 2000.
Nonperforming loans totaled $389,000 at March 31, 2001, as compared to $449,000 at June 30, 2000. Nonperforming loans at March 31, 2001, were comprised of one- to four-family residential loans totaling $343,000 and consumer loans totaling $46,000. Management believes all nonperforming loans were adequately collateralized at March 31, 2001. The allowance for loan losses represented 131.4% of nonperforming loans as of March 31, 2001 and 107.8% at June 30, 2000. Although management believes that its allowance for loan losses at March 31, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2000 to March 31, 2001 (continued)

Deposits totaled $81.9 million at March 31, 2001, an increase of $2.8 million, or 3.5%, over June 30, 2000 levels. Management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

Advances from the Federal Home Loan Bank totaled $22.2 million at March 31, 2001, a decrease of $6.4 million, or 22.4%, from June 30, 2000 levels. Advances were repaid primarily with funds from increased deposit balances and maturities of investment and mortgage-backed securities, as previously discussed.

Stockholders' equity totaled $11.4 million at March 31, 2001, an increase of $651,000, or 6.0%, over June 30, 2000 levels. The increase resulted primarily from net earnings of $762,000 coupled with amortization of stock benefit plans, which were partially offset by repurchases of 36,450 shares of treasury stock at an aggregate price of $303,000 and dividend payments on common stock totaling $230,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2001, the Bank's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2001 and 2000

General

The Corporation's net earnings totaled $762,000 for the nine months ended March 31, 2001, an increase of $321,000, or 72.8%, over the $441,000 of net earnings reported for the same period in 2000. The increase in earnings primarily reflects the effects of a $240,000 after-tax charge related to the sale of the mobile home loan portfolio recorded in the fiscal 2000 period, coupled with a $142,000, or 5.6%, increase in net interest income, which were partially offset by a $43,000, or 2.6%, increase in general, administrative and other expense.

Net Interest Income

Net interest income increased by $142,000, or 5.6%, for the nine months ended March 31, 2001, compared to the 2000 period. Interest income on loans increased by $421,000, or 7.9%, due primarily to a $1.1 million increase in the average net portfolio balance of loans outstanding year-to-year, coupled with a 51 basis point increase in the average yield. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $81,000, or 8.0%, as a $2.2 million decrease in the average portfolio balance outstanding was partially offset by a increase in the average yield.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2001 and 2000

Net Interest Income (continued)

Interest expense on deposits increased by $103,000, or 3.9%, due primarily to an increase in the cost of deposits year-to-year, which was partially offset by a $917,000 decrease in the average balance of deposits outstanding. Interest expense on borrowings increased by $95,000, or 8.2%, due primarily to an increase in cost of borrowings year-to-year, slightly offset by a $633,000 decrease in the average balance of Federal Home Loan Bank advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $142,000, or 5.6%, to a total of $2.7 million for the nine months ended March 31, 2001. The interest rate spread amounted to approximately 2.78% in the 2001 nine-month period, as compared to 2.63% during the 2000 period, while the net interest margin totaled approximately 3.12% in 2001, as compared to 2.93% in 2000.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $46,000 provision for losses on loans during the nine-month period ended March 31, 2001. The provision was predicated primarily upon the level of nonperforming loans over the nine-month period ended March 31, 2001. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $359,000 for the nine months ended March 31, 2001, compared to the same period in 2000, due to the absence of a $374,000 loss on the sale of the mobile home loan portfolio in the fiscal 2000 period. Absent this loss, other income would have decreased by $15,000, or 6.7%, as losses on the sale of repossessed assets were slightly offset by an increase in service fees.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2001 and 2000 (continued)

General, Administrative and Other Expense

General,   administrative  and  other  expense  totaled  $1.7  million  for  the nine-month period ended March 31, 2001, an increase of $43,000, or 2.6%, compared to the same period in 2000. This increase resulted primarily from a $64,000, or 7.5%, increase in employee compensation and benefits and a $16,000, or 17.2%, increase in franchise tax expense, which were partially offset by a $16,000, or 57.1%, decrease in federal deposit insurance premiums and a $35,000, or 89.7%, decrease in expenses of property acquired in settlement of loans. The increase in employee compensation and benefits was due primarily to normal merit increases and a reduction in deferred loan origination costs attendant to the decline in lending volume year to year. The increase in franchise tax expense resulted primarily from an increase in stockholders' equity during the current period. The decrease in federal deposit insurance premiums reflects the lower premium rates assessed in fiscal 2001. The decline in expenses of property acquired in settlement of loans reflects the savings realized following the sale of the mobile home loan portfolio.

Federal Income Taxes

The provision for federal income taxes totaled $386,000 for the nine month period ended March 31, 2001, an increase of $159,000, or 70.0%, as compared to the same period in 2000. Net earnings before income taxes increased by $480,000, or 71.9%, compared to the nine months ended March 31, 2000. The effective tax rates were 33.6% and 34.0% for the nine months ended March 31, 2001 and 2000, respectively.


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000

General

The Corporation's net earnings totaled $272,000 for the three months ended March 31, 2001, an increase of $306,000 over the $34,000 net loss reported for the same period in 2000. The increase in earnings resulted primarily from the absence of the $240,000 after-tax charge on the sale of the mobile home loan portfolio, coupled with a $62,000, or 7.4% increase in net interest income.

Net Interest Income

Net interest income increased by $62,000, or 7.4%, for the three months ended March 31, 2001, compared to the 2000 period. Interest income on loans increased by $137,000, or 7.7%, due primarily to a 66 basis point increase in the average yield, partially offset by a $936,000 decrease in the average net portfolio balance of loans outstanding year-to-year. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $61,000, or 17.7%, as a $4.3 million decrease in the average portfolio balance outstanding was partially offset by an increase in the average yield.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000

Net Interest Income (continued)

Interest expense on deposits increased by $62,000, or 7.2%, due primarily to an increase in the cost of deposits year-to-year, which was partially offset by a $254,000 decrease in the average balance of deposits outstanding. Interest expense on borrowings decreased by $48,000, or 11.4%, as a $3.8 million decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding was slightly offset by a 32 basis point increase in yield.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $62,000, or 7.4%, to a total of $902,000 for the three months ended March 31, 2001. The interest rate spread amounted to approximately 2.84% in the 2001 three-month period, as compared to 2.54% during the 2000 period, while the net interest margin totaled approximately 3.20% in 2001, as compared to 2.88% in 2000.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $15,000 provision for losses on loans during the three-month period ended March 31, 2001. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $389,000, for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to the absence of a $374,000 loss on the sale of the mobile home loan portfolio in fiscal 2000. Absent this loss, other income would have increased by $15,000, or 24.6%, primarily due to increased service fees on deposit accounts and transactions.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $10,000, or 1.8%, during the three months ended March 31, 2001, compared to the same period in 2000. This increase resulted primarily from a $19,000, or 6.6%, increase in employee compensation and benefits and a $5,000, or 17.9%, increase in franchise tax expense, which were partially offset by an $11,000, or 84.6%, decrease in expenses of property acquired in settlement of loans and a $6,000, or 5.6%, decline in other operating expenses. The increase in employee compensation and benefits was due to normal merit increases and a reduction in deferred loan origination costs attendant to the decline in lending volume year to year. The increase in franchise tax expense resulted primarily from an increase in stockholders' equity during the current period. The decrease in expenses of property acquired in settlement of loans was achieved as a result of the Corporations' disposition of the mobile home loan portfolio during fiscal 2000.

Federal Income Taxes

The provision for federal income taxes increased by $149,000 during the three months ended March 31, 2001, as compared to the same period in 2000. Net earnings before income taxes increased by $455,000 compared to the three months ended March 31, 2000. The effective tax rates were 33.7% and 24.4% for the three months ended March 31, 2001 and 2000, respectively.

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





Date:  May 4, 2001                     By:  /s/John W. Kennedy
     ------------------------               ----------------------------
                                              John W. Kennedy
                                              President and Chief
                                              Executive Officer



Date:  May 4, 2001                     By:  /s/Robert W. Siegel
     ------------------------               ----------------------------
                                              Robert W. Siegel
                                              Assistant Vice President
                                              Controller and Treasurer