Form 10KSB
period 2001-06-30
COMMUNITY INVESTORS BANCORP INC
filed 2001-09-28
CIK 930277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-25470

                        Community Investors Bancorp, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                             34-1779309
----------------------------------                     -----------------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)

119 South Sandusky Avenue
          Bucyrus, Ohio                                           44820
----------------------------------                           -------------
            (Address)                                           (Zip Code)

Registrant's telephone number, including area code:      (419) 562-7055
                                                     -------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act

                     Common Stock (par value $.01 per share)
                                (Title of Class)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X                                            No
          -----                                              ------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 17, 2001 was $9.0 million.

The number of shares issued and outstanding of the Registrant's Common Stock as of September 17, 2001 was 1,147,338.


                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 2001 - Parts I, II and IV.

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 22, 2001. - Part III.

                        COMMUNITY INVESTORS BANCORP, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I

Item 1.  Business of Community Investors Bancorp, Inc..........................1
Item 2.  Properties...........................................................26
Item 3.  Legal Proceedings....................................................26
Item 4.  Submission of Matters to a Vote of Security Holders..................26


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
            Matters...........................................................27
Item 6.  Selected Financial Data..............................................27
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................27
Item 8.  Financial Statements and Supplementary Data..........................27
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................27


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................28
Item 11.  Executive Compensation..............................................28
Item 12.  Security Ownership of Certain Beneficial Owners and Management......28
Item 13.  Certain Relationships and Related Transactions......................28


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....29


Signatures....................................................................31

                                     PART I

Item 1. Business of Community Investors Bancorp, Inc.

General

       Community Investors Bancorp, Inc. (the "Corporation") was organized in September 1994 at the direction of the Board of Directors of First Federal Savings and Loan Association of Bucyrus. During fiscal 2001, the Association changed its name to First Federal Community Bank of Bucyrus ("First Federal" or the "Bank"). The Corporation was formed for the purpose of acquiring all of the common stock to be issued by the Bank upon its conversion from a federally-chartered mutual savings and loan to a federally-chartered stock Bank (the "Conversion"). Since completion of the Conversion on February 6, 1995, the Corporation has conducted business as a unitary savings and loan holding company. At June 30, 2001, the Corporation had $114.3 million of total assets, $102.7 million of total liabilities, including $80.1 million of deposits, and $11.7 million of stockholders' equity.

       The Bank is a traditional community bank primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences primarily located in Crawford County. To a lesser extent, the Bank originates other real estate loans secured by non-residential real estate and construction loans and non-real estate loans, primarily consumer loans. The Bank also invests in U. S. Treasury and federal government agency obligations and mortgage-backed securities which are issued or guaranteed by federal agencies.

Lending Activities

General

       The Bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Banks." At June 30, 2001, the Bank's limit on loans-to-one borrower was approximately $1.7 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $551,000, $539,000, $447,000, $391,000, and $367,000. All of these loans or groups of loans were performing in accordance with their terms at June 30, 2001.

       Loan Portfolio Composition. The decrease in net loans outstanding from the prior year was $159,000 for fiscal 2001. The increase in net loans outstanding over the prior year was $4.4 million and $6.3 million in fiscal 2000 and 1999, respectively. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

       The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                           June 30,
                                                   2001                               2000                          1999
                                            Amount       %                     Amount       %                 Amount       %
                                                                            (Dollars in thousands)
Mortgage loans:
Secured by one-to-four family residences   $74,114       77.4%               $75,358       78.5%            $75,600      82.1%
Secured by other residential properties      1,152        1.2                  1,202        1.3                 399       0.4
Construction loans                           1,481        1.5                    801        0.8               1,374       1.5
Nonresidential and land                      8,333        8.7                  7,990        8.3               3,733       4.1
                                           -------      -----                 ------      -----              ------     -----
Total mortgage loans                        85,080       88.8                 85,351       88.9              81,106      88.1

Other loans:
Commercial                                   3,313        3.5                  2,668        2.8               2,041       2.2
Automobile                                   2,655        2.8                  2,809        2.9               3,032       3.3
Home equity and improvement                    158        0.2                    674        0.7               1,076       1.2
Other                                        4,509        4.7                  4,461        4.7               4,855       5.2
                                            ------      -----                 ------      -----              ------     -----
Total other loans                           10,635       11.2                 10,612       11.1              11,004      11.9
                                            ------      -----                 ------      -----              ------     -----

Total loans                                 95,715      100.0%                95,963      100.0%             92,110     100.0%
                                                        =====                             =====


Less:
Net deferred loan origination fees             297                               312                            308
Undisbursed loan funds                         714                               801                          1,289
Allowance for loan losses                      497                               484                            591
                                            ------                            ------                         ------
Loans receivable - net                     $94,207                           $94,366                        $89,922
                                            ======                            ======                         ======

       Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 2001, regarding the dollar amount of loans maturing in the Bank's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                  Mortgage Loans                  Other Loans
                                          Secured by
                                         One-to-four            Other                        Consumer
                                              Family         Mortgage                             and
                                       Residences (1)        Loans (2)    Commercial            Other               Total
Amounts due in:
One year or less                             $ 1,713           $   -          $  840           $3,684             $ 6,237
After one year through two years                 274                9            124              806               1,213
After two years through three years              669              344            102              650               1,765
After three years through five years           1,259              352            856            2,359               4,826
After five years through ten years             9,323            2,316            264              417              12,320
After ten years through fifteen years         11,921            2,149             -                 9              14,079
Over fifteen years                            50,436            4,315            469               55              55,275
                                              ------            -----          -----            -----              ------

Total                                        $75,595           $9,485         $2,655           $7,980             $95,715
                                              ======            =====          =====            =====              ======

Interest rate terms on amounts due
 after one year:
Fixed                                                                                                             $48,980
                                                                                                                   ======
Adjustable                                                                                                        $40,498
                                                                                                                   ======



(1)  Includes construction loans.
(2) Includes loans secured by other residential properties and nonresidential mortgage loans.

Origination, Purchase and Sale of Loans

       The lending activities of the Bank are subject to the written non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained primarily through real estate brokers, existing customers, walk-in customers and branch managers. Appraisals are performed on all real estate loans of $75,000 or more and may be performed on certain loans less than $75,000. Property valuations are always performed by independent outside appraisers approved by the Bank's Board of Directors. Hazard insurance is required on substantially all property that serves as collateral. The Bank has local counsel perform a title search on each loan and issue a legal opinion as to good and marketable title. The Bank does not require title insurance on such loans. Substantially all of the Bank's loans are secured by property located in its market area. The Bank has not been an active purchaser or seller of loans.

       All real estate loans are reviewed by the Executive Committee and, provided they are within the Bank's guidelines regarding amount and do not raise other special considerations requiring Board of Director approval, may be approved by that committee. The Bank's managing officer is authorized to approve letters of credit of $10,000 or less and open-end additions in any amount provided that the total outstanding amount does not exceed the amount of the original mortgage. The consumer loan officer is authorized to approve consumer loans of $25,000 or less. Any loan in excess of $250,000 or any other loan that, after funded, would result in a borrower having total loans in excess of $250,000 must be approved by the Board of Directors. All other loans must be ratified by the Board, including those loans approved by the Executive Committee.

       The Bank has emphasized the origination of adjustable rate mortgage ("ARM") loans for several years. As a result, at June 30, 2001, approximately 60.8% of 1-4 family residential mortgage loans in the Bank's portfolio were comprised of ARM loans. All real estate mortgage loans are originated for portfolio, usually under terms and conditions which did not permit the immediate sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA").

       The following table shows origination, purchase and sale activity of the Bank with respect to its loans during the periods indicated:

                                                                                     Year ended June 30,
                                                                            2001           2000           1999
                                                                                      (In thousands)
Mortgage loan originations:
  Secured by one-to-four family residences                               $10,200        $16,087        $25,031
  Construction loans                                                       1,702          1,398          2,676
  Nonresidential                                                           1,084          1,915          3,214
                                                                          ------         ------         ------
Total mortgage loan originations                                          12,986         19,400         30,921

Other loan originations:
  Commercial                                                               1,404          1,666          1,050
  Automobiles                                                              1,836            978          2,189
  Home equity and improvement                                              1,789            978          2,015
  Other                                                                      694            961          1,555
                                                                          ------         ------         ------
Total other loans                                                          5,723          4,583          6,809
                                                                          ------         ------         ------

Total loans originated and  purchased                                     18,709         23,983         37,730

Less:
  Loan principal repayments                                               18,856         18,013         31,200
  Sales of whole loans and participations                                     -           1,199             -
  Transferred to real estate, mobile homes and
    other assets held for sale                                                21            345            179
  Other, net                                                                  (9)           (18)             3
                                                                          ------         ------         ------

Net increase (decrease) in total loans                                   $  (159)       $ 4,444        $ 6,348
                                                                          ======         ======         ======

Asset Quality

       The Bank's credit policy establishes guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to ensure sound credit decisions. The Bank's credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, management must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions.

       Interest receivable is accrued on all loans and credited to income as earned. When a loan is delinquent three payments or more, the unpaid interest is fully reserved by a provision to the allowance for uncollected interest. A nonmortgage loan is generally charged off after it becomes delinquent 120 days. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balances can be reasonably expected. The Bank had nonaccruing loans 90 or more days delinquent totaling $695,000 and $449,000 at June 30, 2001 and 2000, respectively.

Delinquent Loans

       The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                             June 30, 2001
                                   ------------------------------------------------------------------
                                       30-59 Days            60 to 89 Days           90 or More Days
                                   ------------------   ---------------------    --------------------
                                           Percent of              Percent of              Percent of
                                                 Loan                    Loan                    Loan
                                    Amount   Category     Amount     Category     Amount     Category
                                                          (Dollars in thousands)
Mortgage loans:
  Secured by one-to-four
    family residences               $1,022        1.38%     $176         .24%       $420         .57%
  Secured by other
    residential properties              -          -         -           -           -           -
  Construction loans                    -          -         -           -           -           -
  Other, nonresidential                 -          -         -           -           -           -
                                     -----                   ---                     ---

  Total mortgage loans               1,022        1.20       176         .21         420         .49

Other loans:
  Commercial                            -          -         -           -           -           -
  Automobile                            41        1.54        10         .38          42        1.60
  Home equity and
    improvement                         25       15.82       -           -            56       35.40
  Other                                136        3.02         5         .11         177        3.93
                                     -----                   ---                     ---
Total other loans                      202        1.90        15         .14         257        2.42
                                     -----                   ---                     ---

Total                               $1,224        1.28%     $191         .20%       $695         .73%
                                     =====       =====       ===       =====         ===       =====

                                                               June 30, 2000
                                   ------------------------------------------------------------------
                                        30-59 Days              60-89 Days            90 or More Days
                                  ---------------------   ---------------------   ---------------------
                                             Percent of              Percent of              Percent of
                                                   Loan                    Loan                    Loan
                                   Amount      Category     Amount     Category     Amount     Category
                                                          (Dollars in thousands)
Mortgage loans:
  Secured by one-to-four
    family residences                $648         .86%        $267         .35%     $416         .55%
  Secured by other
    residential properties            -           -            -           -         -           -
  Construction loans                  -           -            -           -         -           -
  Other, nonresidential                26         .33          -           -         -           -
                                      ---                      ---                   ---

  Total mortgage loans                674         .79          267         .31       416         .49

Other loans:
  Commercial                          -           -            -           -          -          -
  Automobile                           70        2.49           15         .53        28        1.00
  Home equity and
    improvement                       -           -            -           -         -           -
  Other                                21         .47           13         .29         5         .74
                                      ---                      ---                   ---
Total other loans                      91         .86           28         .26        33         .31
                                      ---                      ---                   ---

Total                                $765         .80%        $295         .31%     $449         .47%
                                      ===        ====          ===        ====       ===        ====

       The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                                         June 30,
                                                                            2001           2000           1999
                                                                                   (Dollars in thousands)
Non-accruing loans:
Secured by one-to-four family residences                                    $476           $416         $  661
Secured by other residential properties                                       -              -              -
Nonresidential                                                                -              -              -
Mobile homes                                                                  -              -             197
Automobile                                                                    42             28             32
Other                                                                        177              5             22
Accruing loans 90 days or more delinquent                                    -              -              -
                                                                             ---            ---          -----
Total non-performing loans                                                   695            449            912

Property acquired in settlement of loans                                       8             69             50
                                                                             ---            ---          -----
Total non-performing assets                                                  703            518            962

Troubled debt restructurings                                                  52             15             52
                                                                             ---            ---          -----
Total                                                                       $755           $533         $1,014
                                                                             ===            ===          =====

Total non-performing loans and troubled
  debt restructurings as a percentage of
  total loans                                                               0.79%          0.49%          1.07%
                                                                            ====           ====           ====

Total non-performing assets and troubled
  debt restructurings as a percentage of
  total assets                                                              0.66%          0.45%          0.87%
                                                                            ====           ====           ====



       Additional interest income that would have been recognized had such loans performed in accordance with their original terms amounted to approximately $42,000, $41,000 and $65,000 for the fiscal years ended June 30, 2001, 2000 and
1999, respectively.

Classified Assets

       Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "watch" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At June 30, 2001, the Bank had approximately $1.1 million of classified assets, net of specific loss allowances, consisting of $797,000 of substandard and $340,000 of "watch". There were no assets categorized as "doubtful" or "loss" at June 30, 2001.

Allowance for Loan Losses

       The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against earnings. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Corporation's Annual Report to Shareholders.

       The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                                     Year ending June 30,
                                                                            2001           2000           1999
                                                                                   (Dollars in thousands)
Average loans, net                                                       $94,089        $93,277        $88,179
                                                                          ======         ======         ======

Allowance for loan losses, beginning of year                             $   484        $   591        $   563
Charged-off loans:
Secured by one-to-four family residences                                      17             11             15
Mobile homes                                                                 -              199             48
Automobiles                                                                   21             10              2
Other                                                                         23              9              9
                                                                          ------         ------         ------
Total charged-off loans                                                       61            229             74

Recoveries on loans previously charged off:
Secured by one-to-four family residences                                     -               -               8
Secured by other residential properties                                      -               -              -
Mobile homes                                                                 -               -              -
Automobiles                                                                    2              1             -
Other                                                                          4             -              -
                                                                          ------         ------         ------
Total recoveries                                                               6              1              8
                                                                          ------         ------         ------

Net loans charged-off                                                         55            228             66
Provision for loan losses                                                     68            121             94
                                                                          ------         ------         ------

Allowance for loan losses, end of year                                   $   497        $   484        $   591
                                                                          ======         ======         ======

Net loans charged-off to average loans, net                                 .06%            .24%           .07%
Allowance for loan losses to total loans                                    .52%            .50%           .64%
Allowance for loan losses to nonperforming loans                          71.51%         107.80%         64.80%
Net loans charged-off to allowance for loan losses                        11.07%          47.11%         11.17%

       The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                    June 30,
                                            2001                       2000                    1999
                                            % of Loans                   % of Loans              % of Loans
                                                 In Each                      In Each                 In Each
                                                Category                     Category                Category
                                                To Total                     To Total                To Total
                                      Amount       Loans           Amount       Loans      Amount       Loans
                                                              (Dollars in thousands)
Secured by one-to-four
  family residences                     $242        77.4%            $262       78.5%        $253       82.1%
Secured by other
  residential properties                   4         1.2                2        0.4           -         0.4
Construction loans                         5         1.5                2        1.5           -         1.5
Other, nonresidential                     27         8.7               44        8.3           65        4.1
Mobile homes                             -             -                1          -          125        1.6
Commercial                                56         3.5                5        2.8           -         2.2
Automobile                                45         2.8                8        2.9           63        3.3
Home equity and improvement                3         0.2                2        0.7           22        1.2
Other                                    115         4.7              158        4.7           63        3.6
                                         ---       -----              ---      -----          ---      -----

Total                                   $497       100.0%            $484      100.0%        $591      100.0%
                                         ===       =====              ===      =====          ===      =====


Investment Activities

       The Bank has the authority as a federally chartered savings institution to invest in a wide range of mortgage securities products and low risk U. S. Government and agency securities. The Corporation accounts for investment and mortgage-backed securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when either the Corporation or the Bank has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities not classified as held to maturity and equity securities are classified as available for sale. Available for sale securities are stated at fair value with any unrealized gain or loss recorded to stockholders' equity, net of related tax effects.

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

       The Corporation considers its primary market area to be Crawford County, Ohio. The Corporation attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Corporation does not advertise for deposits outside of its primary market area. While the Corporation no longer utilizes the services of deposit brokers, approximately $559,000 of the Corporation's certificates of deposit consisted of broker deposits at June 30, 2001.

       The Corporation has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.

       The following table shows the distribution of, and certain other information relating to, the Corporation's deposits by type of deposit as of the dates indicated.

                                                                        June 30,
                                                  2001                    2000                     1999
                                           Amount    Percent        Amount    Percent        Amount     Percent
                                                                 (Dollars in thousands)
Passbook                                  $15,114      18.9%       $16,070      20.3%       $16,263       20.3%
Money market demand,
  NOW and super NOW                        11,329      14.1         10,315      13.0         10,058       12.6
Certificates of deposit                    53,647      67.0         52,753      66.7         53,633       67.1
                                           ------     -----         ------     -----         ------     -----
Total deposits at end of
  period                                  $80,090     100.0%       $79,138     100.0%       $79,954      100.0%
                                           ======     =====         ======     =====         ======      =====

       The following table sets forth the Corporation's net deposit flows during the periods indicated.

                                                                                Year ended June 30,
                                                                       2001              2000             1999
                                                                                    (In thousands)
Net increase (decrease) before interest credited                    $(2,304)          $(3,549)          $1,042
Interest credited                                                     3,256             2,733            2,957
                                                                     ------            ------            -----
Net deposits increase (decrease)                                    $   952           $  (816)          $3,999
                                                                     ======            ======            =====


       The following table sets forth maturities of the Corporation's certificates of deposit of $100,000 or more at June 30, 2001 by time remaining to maturity.

                                                               (In thousands)

Three months or less                                                  $   473
Over three months through six months                                    1,599
Over six months through 12 months                                       1,711
Over 12 months                                                          1,652
                                                                        -----
Total                                                                  $5,435
                                                                        =====

       The following table presents, by various interest rate categories, the amount of certificates of deposit at June 30, 2001 which mature during the periods indicated.

                                                                 Amounts at June 30, 2001
                                                                      Maturing Within
                                                  One                 Two            Three
Certificates of Deposit                          Year               Years            Years          Thereafter
                                                                         (In thousands)
2.01% to 4.0%                                 $ 2,418              $  113           $   -                $ -
4.01% to 6.0%                                  26,206               7,179            1,537                419
6.01% to 8.0%                                  15,758                  17               -                  -
                                               ------               -----            -----                ---
Total certificate accounts                    $44,382              $7,309           $1,537               $419
                                               ======               =====            =====                ===

       Borrowings - The Bank may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in the FHLB and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. Programs are also available to match maturities on certain loans with payments on advances secured from the FHLB.

       The following table sets forth the maximum month-end balance and average balance of the Corporation's FHLB advances during the periods indicated.

                                                                      Year ended June 30,
                                                        2001               2000                1999
                                                                   (Dollars in thousands)
Maximum balance                                      $29,606            $28,611             $25,538
Average balance                                       25,305             27,086              23,735
Weighted average interest rate of
  FHLB advances                                        6.30%               5.84%               5.30%


     The following table sets forth certain information as to the Corporation's FHLB advances at the dates indicated.

                                                                               June 30,
                                                              2001               2000                1999
                                                                        (Dollars in thousands)
FHLB advances                                              $22,199            $28,611             $25,291
Weighted average interest rate of
  FHLB advances                                               6.15%              6.33%               5.28%


Employees

       The Corporation had 25 full-time employees and 7 part-time employees at June 30, 2001. None of these employees is represented by a collective bargaining agreement, and the Corporation believes that it enjoys good relations with its personnel.

                                   REGULATION


       Set forth below is a brief description of material laws and regulations which currently relate to the regulation of the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

       The Bank, as a federally chartered savings bank, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds and not for the purpose of protecting stockholders.

Federal Savings Bank Regulation

       The investment and lending authority of a federally chartered savings bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally-chartered savings Banks and many also apply to state-chartered savings Banks.

       Among other things, OTS regulations provide that no savings Bank may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, HOLA provides that loans secured by nonresidential real property may not exceed 400% of regulatory capital, subject to increase by the OTS on a case-by-case basis.

       The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings banks meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2001, the Bank was in compliance with applicable loans-to-one borrower limitations.

       Regulatory Capital Requirements - As a federally insured savings bank, the Bank is required to maintain minimum levels of regulatory capital. The regulatory capital standards for savings banks generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

       The Bank must satisfy three different OTS capital requirements; "tangible" capital equal to 1.5% of adjusted total assets, "core" capital generally equal to 4% of adjusted total assets and "risk-based" capital (a combination of core and "supplementary" capital) equal to 8% of "risk-weighted" assets. Any savings bank that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an bank's operations, termination of federal deposit insurance and the appointment of a conservator or receiver.

       In August 1993 the OTS adopted final regulations which incorporate an interest rate risk ("IRR") component into the current risk-based capital requirement. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement. The IRR component will be equal to one-half of the difference between an institution's "measured exposure" and a "normal" level of exposure, in each case as measured in terms of the sensitivity of an institution's net portfolio value ("NPV") to changes in interest rates. The OTS will calculate changes in an institution's NPV based on financial data submitted by the institution on a quarterly basis and guidance provided by the OTS. An institution's measured IRR is expressed as the change that occurs in the NPV as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to a lower NPV) divided by the estimated economic value (present value) of its assets. An institution with a "normal" level of interest rate risk is defined as one whose measured IRR is less than 2%, as estimated by the OTS model, and only institutions whose measured IRR exceeds 2% will be required to maintain an IRR component. Since the regulations were issued requiring the IRR component, the OTS has continually waived the required adjustment. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their IRR component, as calculated by the OTS, or to request to use their own computer model to calculate their IRR component. The OTS also indicated that it will delay invoking its IRR rule requiring institutions with above normal IRR exposure to adjust their regulatory capital requirement until the new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Had the IRR component been required as of June 30, 2001, there would have been a reduction of approximately $71,000 in the Bank's risk-based capital. However, the Bank would still have exceeded the risk-based capital requirement by approximately $6.2 million.

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

       At June 30, 2001, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

       Standards for Safety and Soundness - The FDICIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) audit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The






                                      18-
compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock options plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and
(iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

Qualified Thrift Lender Test

       All savings banks are required to meet a qualified thrift lender ("QTL") test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings bank that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the bank may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the bank shall be restricted to those of a national bank; (iii) the bank shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the bank shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the bank ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). In addition, within one year of the date on which a savings bank controlled by a company ceases to be a QTL, the company must register as a bank holding company and becomes subject to the rules applicable to such companies.

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC and loans for educational purposes, loans to small businesses, and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; loans for personal, family or homehold purposes (other than those included in the 100% basket above); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 2001, the qualified thrift investments of the Bank were approximately 99.9% of its portfolio assets.

Restrictions on Capital Distributions

       An OTS regulation governs capital distributions by savings banks, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings bank to make capital distributions. Generally, the Bank's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation.

Federal Home Loan Bank System

       The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 2001, the Bank had advances of $22.2 million from the FHLB of Cincinnati.

       As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to a least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 2001, the Bank had $1.6 million in FHLB stock, which was in compliance with this requirement.

       The FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of Cincinnati to the Bank for the fiscal year ended June 30, 2001 totaled $114,000.

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

         Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the Internal Revenue Service's ("IRS") domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located);
(ii) the branch was authorized for the federal savings Bank prior to October 15, 1982; (iii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iv) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

       Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

Federal Reserve System

       The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At June 30, 2001, the Bank was in compliance with applicable requirements.

       The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank's earning assets.

Transactions with Affiliates

       The Bank is subject to certain restrictions on loans to the Corporation or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Corporation or its non-bank subsidiaries. The Bank also is subject to certain restrictions on most types of transactions with the Corporation or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, the Bank is subject to restrictions on loans to its executive officers, directors and principal stockholders.

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

         In July 2000, the Bank's directorate entered into an agreement with the OTS that required the completion of a number of regulatory related initiatives within 90 days. Among other things, the agreement provides for (a) the hiring of a Compliance Officer or external consultant specializing in compliance matters, and (b) adoption of a written compliance program, including comprehensive training and compliance testing. In addition, the Bank has reaffirmed, within the context of the agreement, its commitment to comply with all applicable consumer banking regulations in the future. Management complied with the requirements of the agreement within the 90 day time frame. It is management's belief that the Bank continues to maintain compliance with the operative provisions of the agreement as of September 25, 2001.

                           FEDERAL AND STATE TAXATION

General

       The Corporation and the Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as well as certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following is a discussion of material tax aspects applicable to the Corporation and the Bank. It is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Corporation and the Bank.

       Fiscal Year - The Corporation and the Bank will file federal income tax returns on a separate company basis.

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

       Bad Debt Reserves - Under applicable provisions of the Code, savings institutions such as the Bank are permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The bad debt deduction is generally based on a savings institution's actual loss experience (the "Experience Method"). Alternatively, provided that certain definitional tests relating to the composition of assets and the nature of its business are met, a savings institution could have elected annually to compute its allowable addition to its bad debt reserves for qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "Percentage Method").

       Under the Experience Method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net charge-offs sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of the Bank's "base year," which was its tax year ended December 31, 1987.

       Under the Percentage Method, the bad debt deduction with respect to qualifying real property loans was computed as a percentage of the Bank's taxable income before such deduction, as adjusted for certain items (such as capital gains and the dividends received deduction). Under this method, a qualifying institution such as the Bank generally was able to deduct 8% of its taxable income. The availability of the Percentage Method has permitted a qualifying savings institution, such as the Bank, to be taxed at an effective federal income tax rate of 31.3%, as compared to 34% for corporations generally.

       The Percentage Method deduction was limited to the excess of 12% of savings accounts at year end over the sum of surplus, undivided profits and reserves at the beginning of the year. For taxable years ended on or before June 30, 1994, the Bank had generally elected to use the Percentage Method to compute the amount of its bad debt deduction with respect to its qualifying real property loans.

       Pursuant to certain legislation which was effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Bank, is no longer permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions are permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation requires the Bank to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation requires a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. The Bank provided deferred taxes for the recapture amount and, therefore, the recapture of the Bank's bad debt reserves accumulated after 1987 will not have a material adverse effect on the Bank's financial condition and results of operations.

       Distribution - If the Bank were to distribute cash or property to its sole stockholder having a total fair market value in excess of its accumulated tax-paid earnings and profits, or were to distribute cash or property to its stockholder in redemption of its stock, the Bank would generally be required to recognize as income an amount which, when reduced by the amount of federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount of the distribution or (ii) the sum of
(a) the amount of the accumulated bad debt reserve of the Bank with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the experience method) and
(b) the amount of the Bank's supplemental bad debt reserve.

       As of June 30, 2001, the Bank's accumulated bad debt reserve for qualifying real property loans and its supplemental bad debt reserve balances totaled approximately $1.2 million. The Bank believes it has approximately $5.3 million of accumulated earnings and profits as of June 30, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "Dividend Policy."

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

       Audit by IRS - The Bank's federal income tax returns for taxable years through June 30, 1997 have been closed for the purpose of examination by the IRS.

       Other Matters - Other recent changes in the system of federal taxation that could affect the Bank's business include a provision that an individual taxpayer will generally not be permitted to deduct personal interest paid or accrued during the taxable year unless, subject to certain limitations, the interest is paid or accrued on indebtedness which is secured by the principal or secondary residence of the taxpayer or indebtedness incurred by the taxpayer to pay for certain medical and educational expenses. The deductibility of losses generated by investments in certain passive activities of a taxpayer and the deduction for contributions to individual retirement accounts of a taxpayer if the taxpayer is a participant in an employer-maintained retirement plan is now limited. The Bank does not believe that these changes will have a material adverse effect on its operations.

State Taxation

       The Bank is subject to an Ohio franchise taxed based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.3% for both 2001 and 2000.

Item 2.  Properties

       At June 30, 2001, the Corporation conducted its business from its executive offices in Bucyrus, Ohio and two full-service branch offices. All of these offices are located in Crawford County, Ohio.

       The following table sets forth certain information with respect to the Corporation's office properties at June 30, 2001.


                                                                                Net Book
                                                       Leased/                  Value of             Amount of
                                                         Owned                  Property              Deposits
                                                                              (In thousands)
Main Office                                              Owned                      $230               $65,189
119 South Sandusky Avenue
Bucyrus, Ohio  44820

South Branch Office                                      Owned                       143                 7,502
South Sandusky and Marion Road
Bucyrus, Ohio  44820

New Washington Branch                                    Owned                        45                 7,399
115 South Kibler Street
New Washington, Ohio  44854

Automated Teller Machine                                 Owned                        36                   -
1661 Marion Road                                      (machine
Bucyrus, Ohio                                            only)                       ---                ------

                                                                                    $454               $80,090
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


Item 4.  Submission of Matters to a Vote of Securities Holders

       No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The information required herein is incorporated by reference from pages 3 and 4 of the Corporation's Annual Report to Stockholders for fiscal 2001 ("Annual Report"), which is included herein as Exhibit [13].

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

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act

       The information required herein is incorporated by reference from pages 3 to 6 of the Registrant's Proxy Statement dated September 21, 2001 ("Proxy Statement").

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

       The following financial statements are incorporated herein by reference from pages 20 through 49 of the Annual Report:

       Report of Independent Certified Public Accountants

       Consolidated Statements of Financial Condition as of June 30, 2001
       and 2000

       Consolidated Statements of Earnings for the years ended June 30, 2001, 2000 and 1999

       Consolidated Statements of Comprehensive Income for the years ended June 30, 2001, 2000 and 1999

       Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999

       Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999

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

(b)    Reports on Form 8-K

       There were no reports on Form 8-K for the quarter ended June 30, 2001.

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

                                           FIRST FEDERAL COMMUNITY BANK


September 25, 2001                         By:  /s/ John W. Kennedy
                                                -------------------
                                                John W. Kennedy
                                                President and Managing Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 2001.

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