Form 10QSB
period 2001-09-30
COMMUNITY INVESTORS BANCORP INC
filed 2001-11-09
CIK 930277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2001
                                ----------------------------------------------

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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 8, 2001 - 1,129,738 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [   ]    No [X]



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

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      September 30,            June 30,
         ASSETS                                                                                2001                2001
Cash and due from banks                                                                    $  3,355            $  2,506
Interest-bearing deposits in other financial institutions                                       901                 887
                                                                                            -------             -------
         Cash and cash equivalents                                                            4,256               3,393

Investment securities available for sale - at market                                          4,390               3,858
Investment securities held to maturity - at amortized cost, approximate market
  value of $2,049 and $2,348 as of  September 30, 2001 and June 30, 2001                      2,055               2,334
Mortgage-backed securities available for sale - at market                                     6,386               6,969
Mortgage-backed securities held to maturity - at amortized cost, approximate market
  value of $564 and $601 as of September 30, 2001 and June 30, 2001                             569                 608
Loans receivable - net                                                                       94,533              94,207
Property acquired in settlement of loans                                                        -                     8
Office premises and equipment - at depreciated cost                                             684                 686
Federal Home Loan Bank stock - at cost                                                        1,649               1,621
Accrued interest receivable on loans                                                            171                  98
Accrued interest receivable on mortgage-backed securities                                        37                  41
Accrued interest receivable on investments and interest-bearing deposits                         96                  68
Prepaid expenses and other assets                                                               144                 233
Prepaid federal income taxes                                                                    116                 205
                                                                                            -------             -------

         Total assets                                                                      $115,086            $114,329
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 81,242            $ 80,090
Advances from the Federal Home Loan Bank                                                     21,435              22,199
Advances by borrowers for taxes and insurance                                                   108                  32
Accrued interest payable                                                                        181                 196
Other liabilities                                                                               144                 130
Deferred federal income taxes                                                                    75                  24
                                                                                            -------             -------
         Total liabilities                                                                  103,185             102,671


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,260               7,256
  Retained earnings, restricted                                                               9,690               9,504
  Shares acquired by stock benefit plans                                                       (291)               (312)
  Less 518,512 and 513,512 shares of treasury stock - at cost                                (4,845)             (4,795)
  Accumulated other comprehensive income (loss) - unrealized gains (losses) on
    securities designated as available for sale, net of related tax effects                      70                 (12)
                                                                                            -------             -------
         Total stockholders' equity                                                          11,901              11,658
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $115,086            $114,329
                                                                                            =======             =======

                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 For the three month periods ended September 30,
                        (In thousands, except share data)


                                                                                               2001                2000
Interest income
  Loans                                                                                      $1,872              $1,884
  Mortgage-backed securities                                                                    103                 145
  Investment securities                                                                         115                 171
  Interest-bearing deposits and other                                                             9                  17
                                                                                              -----               -----
         Total interest income                                                                2,099               2,217

Interest expense
  Deposits                                                                                      867                 890
  Borrowings                                                                                    337                 455
                                                                                              -----               -----

         Total interest expense                                                               1,204               1,345
                                                                                              -----               -----

         Net interest income                                                                    895                 872

Provision for losses on loans                                                                    38                  46
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                  857                 826

Other income
  Loss on sale of other repossessed assets                                                       -                  (16)
  Other operating                                                                                79                  71
                                                                                              -----               -----

         Total other income                                                                      79                  55

General, administrative and other expense
  Employee compensation and benefits                                                            276                 300
  Occupancy and equipment                                                                        39                  33
  Federal deposit insurance premiums                                                              4                   4
  Franchise taxes                                                                                33                  31
  Data processing                                                                                63                  65
  Other operating                                                                               112                 118
                                                                                              -----               -----

         Total general, administrative and other expense                                        527                 551
                                                                                              -----               -----

         Earnings before income taxes                                                           409                 330

Federal income taxes
  Current                                                                                       129                 107
  Deferred                                                                                        9                   4
                                                                                              -----               -----

         Total federal income taxes                                                             138                 111
                                                                                              -----               -----

         NET EARNINGS                                                                        $  271              $  219
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.25                $.20
                                                                                                ===                 ===

           Diluted                                                                             $.24                $.19
                                                                                                ===                 ===

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 2001              2000
Net earnings                                                                                     $271             $ 219

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of tax of $42 and $91 in 2001 and 2000, respectively                                       82               177
                                                                                                  ---              ----


Comprehensive income                                                                             $353             $ 396
                                                                                                  ===              ====


Accumulated comprehensive income (loss)                                                          $ 70             $(127)
                                                                                                  ===              ====

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                   $ 271            $  219
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             -                  8
    Amortization of deferred loan origination fees                                                (24)              (12)
    Depreciation and amortization                                                                  17                15
    Provision for losses on loans                                                                  38                46
    Amortization expense of stock benefit plans                                                    25                25
    Loss on sale of other repossessed assets                                                       -                 16
    Federal Home Loan Bank stock dividends                                                        (28)              (28)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (73)              (40)
      Accrued interest receivable on mortgage-backed securities                                     4                -
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                 (28)              (55)
      Prepaid expenses and other assets                                                            89                12
      Accrued interest payable                                                                    (15)              (52)
      Other liabilities                                                                            14               (13)
      Federal income taxes
        Current                                                                                    89               112
        Deferred                                                                                    9                 4
                                                                                                -----             -----
         Net cash provided by operating activities                                                388               257

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                 801             1,301
  Purchase of investment securities designated as available for sale                           (1,000)               -
  Principal repayments on mortgage-backed securities                                              692               623
  Loan principal repayments                                                                     7,220             3,367
  Loan disbursements                                                                           (7,560)           (3,917)
  Purchase of office premises and equipment                                                       (15)               (3)
  Proceeds from sale of other repossessed assets                                                    8                52
                                                                                                -----             -----
         Net cash provided by investing activities                                                146             1,423
                                                                                                -----             -----

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                                  534             1,680
                                                                                                -----             -----

                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 2001              2000
         Net cash provided by operating and investing activities
           (subtotal brought forward)                                                          $  534            $1,680

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,152               647
  Proceeds from Federal Home Loan Bank advances                                                    -              3,550
  Repayment of Federal Home Loan Bank advances                                                   (764)           (5,065)
  Advances by borrowers for taxes and insurance                                                    76                95
  Purchase of treasury stock                                                                      (50)             (102)
  Dividends on common stock                                                                       (85)              (83)
                                                                                                -----             -----
         Net cash provided by (used in) financing activities                                      329              (958)
                                                                                                -----             -----

Net increase in cash and cash equivalents                                                         863               722

Cash and cash equivalents at beginning of period                                                3,393             2,313
                                                                                                -----             -----

Cash and cash equivalents at end of period                                                     $4,256            $3,035
                                                                                                =====             =====


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Federal income taxes                                                                       $   35            $   -
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $1,219            $1,397
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                           $   82            $  177
                                                                                                =====             =====

  Issuance of mortgage loans upon sale of real estate acquired
    through foreclosure                                                                        $   -             $   52
                                                                                                =====             =====

                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 52,400 unallocated ESOP shares, totaled 1,094,666 for the three month period ended September 30, 2001. Weighted-average common shares deemed outstanding, which gives effect to 65,836 unallocated ESOP shares, totaled 1,121,494 for the three month period ended September 30, 2000.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,123,094 and 1,135,818 for the three month periods ended September 30, 2001 and 2000, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 28,428 and 14,324 for the three month periods ended September 30, 2001 and 2000, respectively.

    Options to purchase 19,071 and 19,521 shares of common stock, each with a weighted-average exercise price of $10.72, were outstanding at September 30, 2001 and 2000, respectively, but were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares.

                        Community Investors Bancorp, Inc.

             For the three months ended September 30, 2001 and 2000


    4.   Effects of Recent Accounting Pronouncements

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets and liabilities, of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

                        Community Investors Bancorp, Inc.

             For the three months ended September 30, 2001 and 2000


    4.   Effects of Recent Accounting Pronouncements (continued)

    An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

    SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 is not expected to have a material effect on the Corporation's financial position or results of operations.

    The foregoing discussion of the effects of recent accounting pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances could cause the effects of the accounting pronouncements to differ from management's foregoing assessment.

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


Discussion  of Financial  Condition  Changes from June 30, 2001 to September 30,
2001

At September 30, 2001, the Corporation's assets totaled $115.1 million, an increase of $757,000, or .7%, over the level reported at June 30, 2001. The increase in assets was primarily comprised of an $863,000 increase in cash and cash equivalents and a $326,000 increase in loans receivable, which were partially offset by a $369,000 decrease in investment and mortgage-backed securities. The increase was funded by deposit growth of $1.2 million, partially offset by a decrease in advances from the Federal Home Loan Bank of $764,000.

Cash and interest-bearing deposits totaled $4.3 million at September 30, 2001, an increase of $863,000, or 25.4%, over June 30, 2001. Investment and mortgage-backed securities totaled $13.4 million at September 30, 2001, a decrease of $369,000, or 2.7%, from June 30, 2001, due primarily to maturities and repayments of investment and mortgage-backed securities of $801,000 and $692,000, respectively, partially offset by purchases of investment securities totaling $1.0 million.

Loans receivable totaled $94.5 million at September 30, 2001, an increase of $326,000, or .3%, over June 30, 2001 levels. The increase was due to loan disbursements of $7.6 million during the three-month period ended September 30, 2001, which were partially offset by principal repayments of $7.2 million. The volume of loan disbursements during the three months ended September 30, 2001, increased by $3.6 million, or 93.0%, over the same period in 2000, due primarily to the effect of an overall decrease in interest rates in the economy and a corresponding increase in refinancing activity. The allowance for loan losses totaled $519,000 at September 30, 2001, as compared to $497,000 at June 30, 2001. Nonperforming loans totaled $604,000 at September 30, 2001, as compared to $695,000 at June 30, 2001. The allowance for loan losses represented 86.0% of nonperforming loans as of September 30, 2001 and 71.5% at June 30, 2001. Nonperforming loans at September 30, 2001, were comprised of one- to four-family residential loans totaling $401,000 and consumer loans totaling $203,000. Management believes all nonperforming loans were adequately collateralized at September 30, 2001. Although management believes that its allowance for loan losses at September 30, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $81.2 million at September 30, 2001, an increase of $1.2 million, or 1.4%, over June 30, 2001 levels, as management continued its efforts to achieve a moderate rate of growth through marketing and pricing strategies.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2001 to September 30, 2001 (continued)

Advances from the Federal Home Loan Bank totaled $21.4 million at September 30, 2001, a decrease of $764,000, or 3.4%, from June 30, 2001 levels. Advances were repaid primarily with funds from increased deposit balances and principal repayments on mortgage-backed securities.

Stockholders' equity totaled $11.9 million at September 30, 2001, an increase of $243,000, or 2.1%, over June 30, 2001 levels. The increase resulted primarily from net earnings of $271,000 and an $82,000 increase in the unrealized gain on available for sale securities, which were partially offset by repurchases of 5,000 shares of treasury stock at an aggregate price of $50,000 and dividend payments on common stock totaling $85,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2001, the Bank's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three Month Periods Ended September 30, 2001 and 2000

General

The Corporation's net earnings totaled $271,000 for the three months ended September 30, 2001, an increase of $52,000, or 23.7%, over the $219,000 of net earnings reported for the same period in 2000. The increase in earnings resulted primarily from a $23,000 increase in net interest income, a $24,000 increase in other income and a $24,000 decrease in general, administrative and other expense, which were partially offset by a $27,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $12,000, or 0.6%, during the three months ended September 30, 2001, compared to the 2000 quarter, due primarily to a 5 basis point decrease in the average yield, to 7.92% in the 2001 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $106,000, or 31.8%, due to a $5.3 million decrease in the average portfolio balance outstanding coupled with a 41 basis point decrease in the average yield year to year.

Interest expense on deposits decreased by $23,000, or 2.6%, due primarily to a 14 basis point decrease in the average cost of deposits year-to-year to 4.32%, which was partially offset by a $523,000, or .7%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $118,000, or 25.9%, due primarily to a $6.9 million, or 24.2%, decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding, coupled with a 14 basis point decrease in the average cost of advances, to 6.27% in the 2001 quarter.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $23,000, or 2.6%, to a total of $895,000 for the three months ended September 30, 2001. The interest rate spread amounted to approximately 2.88% in the 2001 three month period, as compared to 2.70% during the 2000 period, while the net interest margin totaled approximately 3.24% in 2001, as compared to 3.02% in 2000.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2001 and 2000 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $38,000 provision for losses on loans during the three month period ended September 30, 2001, a decrease of $8,000 from the comparable 2000 period. The current period provision reflects the growth in the loan portfolio integrated with an overall decrease in the level of nonperforming loans, which consisted substantially of one- to four-family residential mortgage loans that management deems to have adequate levels of collateralization. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $79,000 for the three months ended September 30, 2001, an increase of $24,000, or 43.6%, compared to the same period in 2000. The increase was due to increased service fees on deposit accounts and transactions and due to the nonrecurring effects of a $16,000 loss on sale of repossessed assets recorded in the 2000 period.

General, Administrative and Other Expense

General, administrative and other expense totaled $527,000 for the three months ended September 30, 2001, a decrease of $24,000, or 4.4%, compared to the same period in 2000. This decrease resulted primarily from a $24,000, or 8.0%, decrease in employee compensation and benefits, which was partially offset by a $6,000, or 18.2%, increase in occupancy and equipment expense. The decrease in employee compensation and benefits was due primarily to decreased costs attendant to employee benefit plans year to year. The increase in occupancy and equipment expense resulted primarily from the Corporation's computer and security equipment upgrades.

Federal Income Taxes

The provision for federal income taxes increased by $27,000, or 24.3%, during the three months ended September 30, 2001, as compared to the same period in 2000. Net earnings before income taxes increased by $79,000, or 23.9%, compared to the three months ended September 30, 2000. The effective tax rates were 33.7% and 33.6% for the three months ended September 30, 2001 and 2000, respectively.


Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change from disclosures included in the Company's Annual Report on Form 10-KSB for the period ended June 30, 2001.

                        Community Investors Bancorp, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On October 22, 2001, the Annual Meeting of the Corporation's Shareholders was held. Each of the three directors nominated was elected, for a two-year term and until their successors are elected and qualified, by the following votes:

         Dale C. Hoyles               For:  942,863       Withheld:  82,275
         Brent D. Fissel, D.D.S.      For:  937,913       Withheld:  87,225
         Michael J. Romanoff          For:  942,863       Withheld:  82,275

         One other matter was submitted to the shareholders for which the following votes were cast:

         Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 2002.

         For:  1,023,638           Against:  150            Abstain:  1,350


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





Date:  November 8, 2001              By:  /s/John W. Kennedy
     ---------------------                --------------------------------
                                            John W. Kennedy
                                            President and Chief
                                            Executive Officer



Date:  November 8, 2001              By:  /s/Robert W. Siegel
     ---------------------                --------------------------------
                                            Robert W. Siegel
                                            Assistant Vice President
                                            Controller and Treasurer