Form 10QSB
period 2001-12-31
COMMUNITY INVESTORS BANCORP INC
filed 2002-02-14
CIK 930277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 2001
                                ----------------------------------------------

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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 13, 2002 - 1,103,038 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [   ]    No [X]



                               Page 1 of 16 pages

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

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                       December 31,            June 30,
         ASSETS                                                                                2001                2001
Cash and due from banks                                                                    $  3,318            $  2,506
Interest-bearing deposits in other financial institutions                                       237                 887
                                                                                            -------             -------
         Cash and cash equivalents                                                            3,555               3,393

Investment securities available for sale - at market                                          4,997               3,858
Investment securities held to maturity - at amortized cost, approximate market  value of $1,129 and $2,348 as of  December 31, 2001 and
  June 30, 2001, respectively                                                                 1,191               2,334
Mortgage-backed securities available for sale - at market                                     5,649               6,969
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $542 and $601 as of December 31, 2001 and June 30, 2001,
  respectively                                                                                  547                 608
Loans receivable - net                                                                       94,489              94,207
Property acquired in settlement of loans                                                         -                    8
Office premises and equipment - at depreciated cost                                             685                 686
Federal Home Loan Bank stock - at cost                                                        1,672               1,621
Accrued interest receivable on loans                                                            150                  98
Accrued interest receivable on mortgage-backed securities                                        31                  41
Accrued interest receivable on investments and interest-bearing deposits                         73                  68
Prepaid expenses and other assets                                                               109                 233
Prepaid federal income taxes                                                                    259                 205
                                                                                            -------             -------

         Total assets                                                                      $113,407            $114,329
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 79,434            $ 80,090
Advances from the Federal Home Loan Bank                                                     21,360              22,199
Advances by borrowers for taxes and insurance                                                   215                  32
Accrued interest payable                                                                        194                 196
Other liabilities                                                                                44                 130
Deferred federal income taxes                                                                    92                  24
                                                                                            -------             -------
         Total liabilities                                                                  101,339             102,671


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,312               7,256
  Retained earnings, restricted                                                               9,927               9,504
  Shares acquired by stock benefit plans                                                       (208)               (312)
  Less 536,312 and 513,512 shares of treasury stock at December 31, 2001 and
    June 30, 2001, respectively - at cost                                                    (5,018)             (4,795)
  Accumulated other comprehensive income (loss) - unrealized gains (losses) on
    securities designated as available for sale, net of related tax effects                      38                 (12)
                                                                                            -------             -------
         Total stockholders' equity                                                          12,068              11,658
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $113,407            $114,329
                                                                                            =======             =======

                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                          Six months ended            Three months ended
                                                                            December 31,                  December 31,
                                                                         2001         2000            2001         2000
Interest income
  Loans                                                                $3,719       $3,807          $1,847       $1,923
  Mortgage-backed securities                                              195          282              92          137
  Investment securities                                                   208          325              93          154
  Interest-bearing deposits and other                                      16           38               7           21
                                                                        -----        -----           -----        -----
         Total interest income                                          4,138        4,452           2,039        2,235

Interest expense
  Deposits                                                              1,646        1,799             779          909
  Borrowings                                                              672          882             335          427
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,318        2,681           1,114        1,336
                                                                        -----        -----           -----        -----

         Net interest income                                            1,820        1,771             925          899

Provision for losses (recoveries) on loans                                 60           31              22          (15)
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses (recoveries) on loans                             1,760        1,740             903          914

Other income
  Loss on sale of repossessed assets                                       -           (16)             -            -
  Other operating                                                         198          148             119           77
                                                                        -----        -----           -----        -----
         Total other income                                               198          132             119           77

General, administrative and other expense
  Employee compensation and benefits                                      548          608             272          308
  Occupancy and equipment                                                  75           68              36           35
  Federal deposit insurance premiums                                        7            8               3            4
  Franchise taxes                                                          67           76              34           45
  Data processing                                                         129          128              66           63
  Other operating                                                         234          246             122          128
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,060        1,134             533          583
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     898          738             489          408

Federal income taxes
  Current                                                                 261          211             132          104
  Deferred                                                                 42           37              33           33
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       303          248             165          137
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  595       $  490          $  324       $  271
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.55         $.44            $.30         $.24
                                                                          ===          ===             ===          ===

           Diluted                                                       $.53         $.43            $.29         $.24
                                                                          ===          ===             ===          ===

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                         Six months ended             Three months ended
                                                                            December 31,                  December 31,
                                                                         2001         2000            2001         2000
Net earnings                                                             $595         $490            $324         $271

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $26, $125, $(16) and $33 for the
    respective periods                                                     50          242             (32)          65
                                                                          ---          ---             ---          ---


Comprehensive income                                                     $645         $732            $292         $336
                                                                          ===          ===             ===          ===


Accumulated comprehensive income (loss)                                  $ 38         $(62)           $ 38         $(62)
                                                                          ===          ===             ===          ===

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)


                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $   595            $  490
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              3                14
    Amortization of deferred loan origination fees                                                (53)              (22)
    Depreciation and amortization                                                                  27                22
    Provision for losses on loans                                                                  60                31
    Amortization expense of stock benefit plans                                                   160               137
    Loss on sale of repossessed assets                                                             -                 16
    Federal Home Loan Bank stock dividends                                                        (51)              (57)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (52)                3
      Accrued interest receivable on mortgage-backed securities                                    10                 3
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                  (5)               49
      Prepaid expenses and other assets                                                           124                79
      Accrued interest payable                                                                     (2)              (57)
      Other liabilities                                                                           (86)              (75)
      Federal income taxes
        Current                                                                                   (54)              125
        Deferred                                                                                   42                37
                                                                                               ------             -----
         Net cash provided by operating activities                                                718               795

Cash flows provided by investing activities:
  Proceeds from maturity of investment securities                                               3,115             1,806
  Purchase of investment securities designated as available for sale                           (3,080)               -
  Principal repayments on mortgage-backed securities                                            1,422             1,221
  Loan principal repayments                                                                    17,733             6,737
  Loan disbursements                                                                          (18,014)           (6,820)
  Purchase of office premises and equipment                                                       (33)               (5)
  Proceeds from sale of repossessed assets                                                          8                52
                                                                                               ------             -----
         Net cash provided by investing activities                                              1,151             2,991
                                                                                               ------             -----

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                                1,869             3,786
                                                                                               ------             -----

                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,


                                                                                                 2001              2000
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                               $1,869            $3,786

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                    (656)            1,690
  Proceeds from Federal Home Loan Bank advances                                                    -              4,300
  Repayment of Federal Home Loan Bank advances                                                   (839)           (6,683)
  Advances by borrowers for taxes and insurance                                                   183               198
  Purchase of treasury stock                                                                     (223)             (133)
  Dividends on common stock                                                                      (172)             (166)
                                                                                                -----             -----
         Net cash used in financing activities                                                 (1,707)             (794)
                                                                                                -----             -----

Net increase in cash and cash equivalents                                                         162             2,992

Cash and cash equivalents at beginning of period                                                3,393             2,313
                                                                                                -----             -----

Cash and cash equivalents at end of period                                                     $3,555            $5,305
                                                                                                =====             =====


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  333            $  265
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $2,320            $2,738
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Transfers from loans to repossessed assets                                                   $   -             $    3
                                                                                                =====             =====

  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                       $   50            $  242
                                                                                                =====             =====

                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 2001 and 2000


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 52,400 unallocated ESOP shares, totaled 1,087,571 and 1,080,475 for the six and three month periods ended December 31, 2001. Weighted-average common shares deemed outstanding, which gives effect to 65,836 unallocated ESOP shares, totaled 1,117,223 and 1,112,952 for the six and three month periods ended December 31, 2000.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,115,904 and 1,108,808 for the six and three month periods ended December 31, 2001. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,131,342 and 1,126,865 for the six and three month periods ended December 31, 2000.

    Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 28,333 for both the six and three month periods ended December 31, 2001, and 14,119 and 13,913 for the six and three month periods ended December 31, 2000. Options to purchase 19,071 and 19,521 shares of common stock, each with a weighted-average exercise price of $10.72, were outstanding at December 31, 2001 and 2000, respectively, but were excluded from the computation of diluted earnings per share for the three and six month periods ended December 31, 2001 and 2000, because their exercise prices were greater than the average market price of the common shares.

                        Community Investors Bancorp, Inc.

          For the six and three months ended December 31, 2001 and 2000


    4.   Effects of Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

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


Discussion  of  Financial  Condition  Changes from June 30, 2001 to December 31,
2001

At December 31, 2001, the Corporation's assets totaled $113.4 million, a decrease of $922,000, or .8%, compared to the level reported at June 30, 2001. The decrease in assets was primarily comprised of a $1.4 million decrease in investment and mortgage-backed securities, which was partially offset buy a $162,000 increase in cash and cash equivalents and a $282,000 increase in loans receivable.

Cash and interest-bearing deposits totaled $3.6 million at December 31, 2001, an increase of $162,000, or 4.8%, over June 30, 2001. Investment and mortgage-backed securities totaled $12.4 million at December 31, 2001, a decrease of $1.4 million, or 10.1%, from June 30, 2001, due primarily to maturities and repayments of investment and mortgage-backed securities of $3.1 million and $1.4 million, respectively, partially offset by purchases of investment securities totaling $3.1 million.

Loans receivable totaled $94.5 million at December 31, 2001, an increase of $282,000, or .3%, over June 30, 2001 levels. The increase was due primarily to loan disbursements of $18.0 million during the six-month period ended December 31, 2001, which were partially offset by principal repayments of $17.7 million. The volume of loan disbursements during the three months ended December 31, 2001, increased by $11.2 million, or 164.1%, over the same period in 2000, due primarily to the effect of an overall decrease in interest rates in the economy and a corresponding increase in refinancing activity. The allowance for loan losses totaled $509,000 at December 31, 2001, as compared to $497,000 at June 30, 2001. Nonperforming loans totaled $630,000 at December 31, 2001, as compared to $695,000 at June 30, 2001. The allowance for loan losses represented 80.8% of nonperforming loans as of December 31, 2001 and 71.5% at June 30, 2001. Nonperforming loans at December 31, 2001, were comprised of one- to four-family residential loans totaling $409,000 and consumer loans totaling $221,000. Management believes all nonperforming loans were adequately collateralized at December 31, 2001. Although management believes that its allowance for loan losses at December 31, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $79.4 million at December 31, 2001, a decrease of $656,000, or
 .8%, compared to June 30, 2001 levels. While management has generally pursued a strategy of moderate growth in the deposit portfolio, the Bank historically has not engaged in sporadic increases and decreases in interest rates, nor has it offered the highest interest rates on deposits in its market area.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2001 to December 31, 2001 (continued)

Advances from the Federal Home Loan Bank totaled $21.4 million at December 31, 2001, a decrease of $839,000, or 3.8%, from June 30, 2001 levels. Advances were repaid primarily with funds from principal repayments on investment and mortgage-backed securities.

Stockholders' equity totaled $12.1 million at December 31, 2001, an increase of $410,000, or 3.5%, over June 30, 2001 levels. The increase resulted primarily from net earnings of $595,000 coupled with amortization of stock benefit plans and a $50,000 increase in the unrealized gain on available for sale securities, which were partially offset by repurchases of 22,800 shares of treasury stock at an aggregate price of $223,000 and dividend payments on common stock totaling $172,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2001, the Bank's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six Month Periods Ended December 31, 2001 and 2000

General

The Corporation's net earnings totaled $595,000 for the six months ended December 31, 2001, an increase of $105,000, or 21.4%, over the $490,000 of net earnings reported for the same period in 2000. The increase in earnings resulted primarily from a $49,000 increase in net interest income, a $66,000 increase in other income and a $74,000 decrease in general, administrative and other expense, which were partially offset by a $29,000 increase in the provision for losses on loans and a $55,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $88,000, or 2.3%, during the six months ended December 31, 2001, compared to the 2000 period, due primarily to a 19 basis point decrease in the average yield, to 7.87% in the 2001 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $226,000, or 35.0%, due to a $4.6 million decrease in the average portfolio balance outstanding, coupled with a 122 basis point decrease in the average yield year to year.

Interest expense on deposits decreased by $153,000, or 8.5%, due primarily to a 46 basis point decrease in the average cost of deposits year to year, to 4.10% in the current period, which was partially offset by a $617,000, or .8%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $210,000, or 23.8%, due primarily to a $6.1 million, or 22.1%, decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding, coupled with a 13 basis point decrease in the average cost of advances, to 6.27% in the 2001 period. The decrease in the average yields on interest-earning assets and the average cost of interest-bearing liabilities was due primarily to the overall decrease in interest rates in the economy during 2001.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 2001 and 2000 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $49,000, or 2.8%, to a total of $1.8 million for the six months ended December 31, 2001. The interest rate spread amounted to approximately 2.94% in the 2001 six month period, as compared to 2.75% during the 2000 period, while the net interest margin totaled approximately 3.30% in 2001, as compared to 3.08% in 2000.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $60,000 provision for losses on loans during the six month period ended December 31, 2001, an increase of $29,000 over the comparable 2000 period. The current period provision reflects the growth in the loan portfolio, the increase in the level of nonperforming loans and $48,000 of net charge-offs during the period. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $198,000 for the six months ended December 31, 2001, an increase of $66,000, or 50.0%, compared to the same period in 2000. The increase was due primarily to increased service fees on deposit accounts and transactions and due to a one-time receipt of stock of the Principal Financial Group ("PFG") totaling $32,000, following PFG's conversion from mutual to stock form.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.1 million for the six months ended December 31, 2001, a decrease of $74,000, or 6.5%, compared to the same period in 2000. This decrease resulted primarily from a $60,000, or 9.9%, decrease in employee compensation and benefits coupled with a $12,000, or 4.9%, decrease in other operating expense. The decrease in employee compensation and benefits was due primarily to an increase in deferred loan origination costs in connection with the Bank's increase in lending volume year to year, and a reduction in costs attendant to the Corporation's stock-based management recognition plan, as the preponderance of the awards provided for under this plan are now fully distributed.

Federal Income Taxes

The provision for federal income taxes increased by $55,000, or 22.2%, during the six months ended December 31, 2001, as compared to the same period in 2000. Net earnings before income taxes increased by $160,000, or 21.7%, compared to the six months ended December 31, 2000. The effective tax rates were 33.7% and 33.6% for the six months ended December 31, 2001 and 2000, respectively.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2001 and 2000

General

The Corporation's net earnings totaled $324,000 for the three months ended December 31, 2001, an increase of $53,000, or 19.6%, over the $271,000 of net earnings reported for the same period in 2000. The increase in earnings resulted primarily from a $26,000 increase in net interest income, a $42,000 increase in other income and a $50,000 decrease in general, administrative and other expense, which were partially offset by a $37,000 increase in the provision for losses on loans and a $28,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $76,000, or 4.0%, during the three months ended December 31, 2001, compared to the 2000 quarter, due primarily to a 33 basis point decrease in the average yield, to 7.81% in the 2001 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $120,000, or 38.5%, due to a $4.3 million decrease in the average portfolio balance outstanding, coupled with a 107 basis point decrease in the average yield year to year.

Interest expense on deposits decreased by $130,000, or 14.3%, due primarily to a 68 basis point decrease in the average cost of deposits year to year, to 3.88% in the 2001 quarter, which was partially offset by a $588,000, or .7%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $92,000, or 21.5%, due primarily to a $5.3 million, or 20.0%, decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding, coupled with a 14 basis point decrease in the average cost of advances, to 6.26% in the 2001 quarter. The decreases in the average yield on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $26,000, or 2.9%, to a total of $925,000 for the three months ended December 31, 2001. The interest rate spread amounted to 3.00% in the 2001 three month period, as compared to 2.80% during the 2000 period, while the net interest margin totaled 3.35% in 2001, as compared to 3.14% in 2000.

Provision for Losses on Loans

Based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio, management recorded a $22,000 provision for losses on loans during the three month period ended December 31, 2001, an increase of $37,000 over the comparable 2000 period. The current period provision reflects the growth in the loan portfolio, an overall increase in the level of nonperforming loans and $32,000 of net charge-offs during the quarter. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2001 and 2000 (continued)

Other Income

Other income totaled $119,000 for the three months ended December 31, 2001, an increase of $42,000, or 54.5%, compared to the same period in 2000. The increase was due primarily to increased service fees on deposit accounts and transactions and due to a one-time receipt of stock of the Principal Financial Group ("PFG") totaling $32,000, following PFG's conversion from mutual to stock form.

General, Administrative and Other Expense

General, administrative and other expense totaled $533,000 for the three months ended December 31, 2001, a decrease of $50,000, or 8.6%, compared to the same period in 2000. This decrease resulted primarily from a $36,000, or 11.7%, decrease in employee compensation and benefits and an $11,000, or 24.4%, decrease in franchise tax expense. The decrease in employee compensation and benefits was due primarily to an increase in deferred loan origination costs in connection with the Bank's increase in lending volume year to year, and a reduction in costs attendant to the Corporation's stock-based management recognition plan, as the preponderance of the awards provided for under this plan are now fully distributed.

Federal Income Taxes

The provision for federal income taxes totaled $165,000 for the three months ended December 31, 2001, an increase of $28,000, or 20.4%, compared to the same period in 2000. Net earnings before income taxes increased by $81,000, or 19.9%, compared to the three months ended December 31, 2000. The effective tax rates were 33.7% and 33.6% for the three months ended December 31, 2001 and 2000, respectively.


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





Date:  February 14, 2002                 By:  /s/John W. Kennedy
     ----------------------                   -------------------------------
                                                John W. Kennedy
                                                President and Chief
                                                Executive Officer



Date:  February 14, 2002                 By:  /s/Robert W. Siegel
     ----------------------                   -------------------------------
                                                Robert W. Siegel
                                                Assistant Vice President
                                                Controller and Treasurer