Form 10QSB
period 2002-03-31
COMMUNITY INVESTORS BANCORP INC
filed 2002-05-13
CIK 930277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2002
                                --------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:               33-84132
                         ---------------------------------------

                        COMMUNITY INVESTORS BANCORP, INC.
----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                      34-1779309
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                 119 South Sandusky Avenue, Bucyrus, Ohio 44820
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (419) 562-7055
-----------------------------------------------------------------------------
                           (Issuer's telephone number)

-----------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2002 - 1,103,308 common shares

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

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          March 31,            June 30,
         ASSETS                                                                                2002                2001
Cash and due from banks                                                                    $  2,357            $  2,506
Interest-bearing deposits in other financial institutions                                     3,984                 887
                                                                                            -------             -------
         Cash and cash equivalents                                                            6,341               3,393

Investment securities available for sale - at market                                          4,430               3,858
Investment securities held to maturity - at amortized cost, approximate market  value of $597 and $2,348 as of  March 31, 2002 and
  June 30, 2001, respectively                                                                   613               2,334
Mortgage-backed securities available for sale - at market                                     4,770               6,969
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $511 and $601 as of March 31, 2002 and June 30, 2001,
  respectively                                                                                  516                 608
Loans receivable - net                                                                       95,061              94,207
Property acquired in settlement of loans                                                         53                   8
Office premises and equipment - at depreciated cost                                             669                 686
Federal Home Loan Bank stock - at cost                                                        1,690               1,621
Accrued interest receivable on loans                                                            214                  98
Accrued interest receivable on mortgage-backed securities                                        27                  41
Accrued interest receivable on investments and interest-bearing deposits                         76                  68
Prepaid expenses and other assets                                                               184                 233
Prepaid federal income taxes                                                                    240                 205
                                                                                            -------             -------

         Total assets                                                                      $114,884            $114,329
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 81,064            $ 80,090
Advances from the Federal Home Loan Bank                                                     21,347              22,199
Advances by borrowers for taxes and insurance                                                   148                  32
Accrued interest payable                                                                        182                 196
Other liabilities                                                                                60                 130
Deferred federal income taxes                                                                    55                  24
                                                                                            -------             -------
         Total liabilities                                                                  102,856             102,671


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,312               7,256
  Retained earnings, restricted                                                              10,164               9,504
  Shares acquired by stock benefit plans                                                       (208)               (312)
  Less 557,812 and 513,512 shares of treasury stock at March 31, 2002 and
    June 30, 2001, respectively - at cost                                                    (5,232)             (4,795)
  Accumulated other comprehensive loss - unrealized losses on securities
    designated as available for sale, net of related tax effects                                (25)                (12)
                                                                                            -------             -------
         Total stockholders' equity                                                          12,028              11,658
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $114,884            $114,329
                                                                                            =======             =======

                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         Nine months ended           Three months ended
                                                                              March 31,                    March 31,
                                                                         2002         2001            2002         2001
Interest income
  Loans                                                                $5,500       $5,722          $1,781       $1,915
  Mortgage-backed securities                                              275          409              80          127
  Investment securities                                                   305          453              97          128
  Interest-bearing deposits and other                                      18           66               2           28
                                                                        -----        -----           -----        -----
         Total interest income                                          6,098        6,650           1,960        2,198

Interest expense
  Deposits                                                              2,288        2,721             642          922
  Borrowings                                                            1,002        1,256             330          374
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,290        3,977             972        1,296
                                                                        -----        -----           -----        -----

         Net interest income                                            2,808        2,673             988          902

Provision for losses on loans                                             116           46              56           15
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          2,692        2,627             932          887

Other income
  Loss on sale of repossessed assets                                       -           (16)             -            -
  Other operating                                                         271          224              73           76
                                                                        -----        -----           -----        -----
         Total other income                                               271          208              73           76

General, administrative and other expense
  Employee compensation and benefits                                      799          916             251          308
  Occupancy and equipment                                                 115          106              40           38
  Federal deposit insurance premiums                                       11           12               4            4
  Franchise taxes                                                         103          109              36           33
  Data processing                                                         197          194              68           66
  Other operating                                                         356          350             122          104
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,581        1,687             521          553
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                   1,382        1,148             484          410

Federal income taxes
  Current                                                                 430          349             169          139
  Deferred                                                                 37           37              (5)          (1)
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       467          386             164          138
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  915       $  762          $  320       $  272
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.85         $.68            $.30         $.24
                                                                          ===          ===             ===          ===

           Diluted                                                       $.82         $.67            $.29         $.24
                                                                          ===          ===             ===          ===

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                           Nine months ended          Three months ended
                                                                              March 31,                    March 31,
                                                                         2002         2001            2002         2001
Net earnings                                                             $915       $  762           $ 320         $272

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(7), $149, $(27) and $25
    for the respective periods                                            (13)         290             (52)          48
                                                                          ---        -----            ----          ---

Comprehensive income                                                     $902       $1,052           $(268)        $320
                                                                          ===        =====            ====          ===

Accumulated comprehensive losses                                         $(25)      $  (14)          $ (25)        $(14)
                                                                          ===        =====            ====          ===

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)


                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $   915           $   762
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              7                25
    Amortization of deferred loan origination fees                                               (103)              (39)
    Depreciation and amortization                                                                  45                34
    Provision for losses on loans                                                                 116                46
    Amortization expense of stock benefit plans                                                   160               248
    Loss on sale of other repossessed assets                                                       -                 16
    Federal Home Loan Bank stock dividends                                                        (69)              (85)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (116)              (28)
      Accrued interest receivable on mortgage-backed securities                                    14                 6
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                  (8)               (3)
      Prepaid expenses and other assets                                                            49                34
      Accrued interest payable                                                                    (14)             (109)
      Other liabilities                                                                           (70)              (17)
      Federal income taxes
        Current                                                                                   (35)              224
        Deferred                                                                                   37                37
                                                                                               ------            ------
         Net cash provided by operating activities                                                928             1,151

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               4,698             3,807
  Purchase of investment securities designated as available for sale                           (3,580)           (1,000)
  Principal repayments on mortgage-backed securities                                            2,296             1,758
  Loan principal repayments                                                                    30,162            11,053
  Loan disbursements                                                                          (31,082)           (9,861)
  Purchase of office premises and equipment                                                       (28)              (11)
  Proceeds from sale of repossessed assets                                                          8                54
                                                                                               ------            ------
         Net cash provided by investing activities                                              2,474             5,800
                                                                                               ------            ------

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                                3,402             6,951
                                                                                               ------            ------

                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)


                                                                                                 2002              2001
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                               $3,402           $ 6,951

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                                974             2,779
  Proceeds from Federal Home Loan Bank advances                                                 1,500             8,300
  Repayment of Federal Home Loan Bank advances                                                 (2,352)          (14,698)
  Advances by borrowers for taxes and insurance                                                   116               106
  Purchase of treasury stock                                                                     (437)             (308)
  Dividends on common stock                                                                      (255)             (230)
                                                                                                -----            ------
         Net cash used in financing activities                                                   (454)           (4,051)
                                                                                                -----            ------

Net increase in cash and cash equivalents                                                       2,948             2,900

Cash and cash equivalents at beginning of period                                                3,393             2,313
                                                                                                -----            ------

Cash and cash equivalents at end of period                                                     $6,341           $ 5,213
                                                                                                =====            ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  487           $   349
                                                                                                =====            ======

    Interest on deposits and borrowings                                                        $3,304           $ 4,086
                                                                                                =====            ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to property acquired in settlement of loans                             $   53           $     7
                                                                                                =====            ======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                       $  (13)          $   290
                                                                                                =====            ======

                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 2002 and 2001


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 38,964 unallocated ESOP shares, totaled 1,081,220 and 1,068,235 for the nine and three month periods ended March 31, 2002. Weighted-average common shares deemed outstanding, which gives effect to 52,400 unallocated ESOP shares, totaled 1,116,450 and 1,114,869 for the nine and three month periods ended March 31, 2001.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,109,432 and 1,095,795 for the nine and three month periods ended March 31, 2002. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,131,120 and 1,131,338 for the nine and three month periods ended March 31, 2001.

    Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 28,212 and 27,560 for the nine and three month periods ended March 31, 2002, and 14,670 and 16,469 for the nine and three month periods ended March 31, 2001. Options to purchase 19,521 shares of common stock with a weighted-average exercise price of $10.72 were outstanding at both March 31, 2002 and 2001, but were excluded from the computation of diluted earnings per share for each of the three and nine months periods ended March 31, 2002 and 2001 because their exercise prices were greater than the average market price of the common shares.

                        Community Investors Bancorp, Inc.

           For the nine and three months ended March 31, 2002 and 2001


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


Discussion of Financial Condition Changes from June 30, 2001 to March 31, 2002

At March 31, 2002, the Corporation's assets totaled $114.9 million, an increase of $555,000, or .5%, compared to the level reported at June 30, 2001. The increase in assets was primarily comprised of a $2.9 million increase in cash and cash equivalents coupled with an $854,000 increase in loans receivable, which were partially offset by a $3.4 million decrease in investment and mortgage backed securities.

Cash and interest-bearing deposits totaled $6.3 million at March 31, 2002, an increase of $2.9 million, or 86.9%, over June 30, 2001. Investment and mortgage-backed securities totaled $10.3 million at March 31, 2002, a decrease of $3.4 million, or 25.0%, from June 30, 2001, due primarily to maturities and repayments of investment and mortgage-backed securities of $4.7 million and $2.3 million, respectively, partially offset by purchases of investment securities totaling $3.6 million.

Loans receivable totaled $95.1 million at March 31, 2002, an increase of $854,000, or 0.9%, over June 30, 2001 levels. The increase was due primarily to loan disbursements of $31.1 million during the nine-month period ended March 31, 2002, which were partially offset by principal repayments of $30.2 million. The volume of loan disbursements during the nine months ended March 31, 2002, increased by $21.2 million, or 215.2%, over the same period in 2001, due primarily to the effect of an overall decrease in interest rates in the economy and a corresponding increase in refinancing activity. The allowance for loan losses totaled $511,000 at March 31, 2002, as compared to $497,000 at June 30, 2001. Nonperforming loans totaled $905,000 at March 31, 2002, as compared to $695,000 at June 30, 2001. The allowance for loan losses represented 56.5% of nonperforming loans as of March 31, 2002 and 71.5% at June 30, 2001. Nonperforming loans at March 31, 2002, were comprised of one- to four-family residential loans totaling $548,000, consumer loans totaling $196,000 and nonresidential loans of $161,000. Management believes all nonperforming loans were adequately collateralized at March 31, 2002. Although management believes that its allowance for loan losses at March 31, 2002, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $81.1 million at March 31, 2002, an increase of $974,000, or 1.2%, compared to June 30, 2001 levels. The increase was due primarily to managements continuing marketing efforts. While management has generally pursued a strategy of moderate growth in the deposit portfolio, the Bank historically has not engaged in sporadic increases and decreases in interest rates, nor has it offered the highest interest rates on deposits in its market area.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2001 to March 31, 2002 (continued)

Advances from the Federal Home Loan Bank totaled $21.3 million at March 31, 2002, a decrease of $852,000, or 3.8%, from June 30, 2001 levels. Advances were repaid primarily with funds from principal repayments on investment and mortgage-backed securities.

Stockholders' equity totaled $12.0 million at March 31, 2002, an increase of $370,000, or 3.2%, over June 30, 2001 levels. The increase resulted primarily from net earnings of $915,000 coupled with the effects of amortization of stock benefit plans of $160,000, which were partially offset by a $437,000 repurchase of 44,300 shares of treasury stock at an aggregate price of $9.86 and dividend payments on common stock totaling $255,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2002, the Bank's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods Ended March 31, 2002 and 2001

General

The Corporation's net earnings totaled $915,000 for the nine months ended March 31, 2002, an increase of $153,000, or 20.1%, over the $762,000 of net earnings reported for the same period in fiscal 2001. The increase in earnings resulted primarily from a $135,000 increase in net interest income, a $63,000 increase in other income and a $106,000 decrease in general, administrative and other expense, which were partially offset by a $70,000 increase in the provision for losses on loans and an $81,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $222,000, or 3.9%, during the nine months ended March 31, 2002, compared to the fiscal 2001 period, due primarily to a 36 basis point decrease in the average yield, to 7.74% in the fiscal 2002 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $330,000, or 35.6%, due to a $4.4 million decrease in the average portfolio balance outstanding, coupled with a 73 basis point decrease in the average yield year to year.

Interest expense on deposits decreased by $433,000, or 15.9%, due primarily to a 72 basis point decrease in the average cost of deposits year to year, to 3.82% in the current period. Interest expense on borrowings decreased by $254,000, or 20.2%, due primarily to a $4.8 million, or 18.3%, decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding, coupled with a 15 basis point decrease in the average cost of advances, to 6.18% in the fiscal 2002 period. The decreases in the average yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during calendar 2001.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 2002 and 2001 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $135,000, or 5.1%, to a total of $2.8 million for the nine months ended March 31, 2002. The interest rate spread amounted to approximately 3.07% in the fiscal 2002 nine month period, as compared to 2.78% during the fiscal 2001 period, while the net interest margin totaled approximately 3.40% in fiscal 2002, as compared to 3.12% in fiscal 2001.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $116,000 provision for losses on loans during the nine month period ended March 31, 2002, an increase of $70,000 over the comparable period in fiscal 2001. The current period provision reflects the growth in the loan portfolio, the increase in the level of nonperforming loans and $51,000 of net charge-offs during the period. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $271,000 for the nine months ended March 31, 2002, an increase of $63,000, or 30.3%, compared to the same period in fiscal 2001. The increase was due primarily to increased service fees on deposit accounts and transactions and due to a one-time receipt of stock of the Principal Financial Group ("PFG") totaling $34,000, following PFG's conversion from mutual to stock form.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.6 million for the nine months ended March 31, 2002, a decrease of $106,000, or 6.3%, compared to the same period in fiscal 2001. This decrease resulted primarily from a $117,000, or 12.8%, decrease in employee compensation and benefits, due primarily to an increase in deferred loan origination costs in connection with the Bank's increase in lending volume year to year, and a reduction in costs attendant to the Corporation's stock-based management recognition plan, as the preponderance of the awards provided for under this plan are now fully distributed.

Federal Income Taxes

The provision for federal income taxes increased by $81,000, or 21.0%, during the nine months ended March 31, 2002, as compared to the same period in fiscal 2001. Net earnings before income taxes increased by $234,000, or 20.4%, compared to the nine months ended March 31, 2001. The effective tax rates were 33.8% and 33.6% for the nine months ended March 31, 2002 and 2001, respectively.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2002 and 2001

General

The Corporation's net earnings totaled $320,000 for the three months ended March 31, 2002, an increase of $48,000, or 17.6%, over the $272,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from an $86,000 increase in net interest income and a $32,000 decrease in general, administrative and other expense, which were partially offset by a $41,000 increase in the provision for losses on loans and a $26,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $134,000, or 7.0%, during the three months ended March 31, 2002, compared to the 2001 quarter, due primarily to a 69 basis point decrease in the average yield, to 6.14% in the 2002 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $104,000, or 36.7%, due to a $3.9 million decrease in the average portfolio balance outstanding, coupled with a 66 basis point decrease in the average yield year to year.

Interest expense on deposits decreased by $280,000, or 30.4%, due primarily to a 134 basis point decrease in the average cost of deposits year to year, to 3.25% in the 2002 quarter, coupled with a $1.3 million, or 1.7%, decrease in the average balance of deposits outstanding. Interest expense on borrowings decreased by $44,000, or 11.8%, due primarily to a $2.3 million, or 9.5%, decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding, coupled with a 16 basis point decrease in the average cost of advances, to 6.02% in the 2002 quarter. The decreases in the average yield on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during calendar 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $86,000, or 9.5%, to a total of $988,000 for the three months ended March 31, 2002. The interest rate spread amounted to 3.32% in the 2002 three month period, as compared to 2.84% during the 2001 period, while the net interest margin totaled 3.62% in 2002, as compared to 3.20% in 2001.

Provision for Losses on Loans

Based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio, management recorded a $56,000 provision for losses on loans during the three month period ended March 31, 2002, an increase of $41,000 over the comparable 2001 period. The current period provision reflects the growth in the loan portfolio, an overall increase in the level of nonperforming loans and $3,000 of net charge-offs during the quarter. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2002 and 2001 (continued)

Other Income

Other income totaled $73,000 for the three months ended March 31, 2002, a decrease of $3,000, or 3.9%, compared to the same period in 2001. The decrease was due primarily to decreased service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense totaled $521,000 for the three months ended March 31, 2002, a decrease of $32,000, or 5.8%, compared to the same period in 2001. This decrease resulted primarily from a $57,000, or 18.5%, decrease in employee compensation and benefits, which was partially offset by an $18,000, or 17.3%, increase in other operating expense. The decrease in employee compensation and benefits was due primarily to an increase in deferred loan origination costs in connection with the Bank's increase in lending volume year to year, and a reduction in costs attendant to the Corporation's stock-based management recognition plan, as the preponderance of the awards provided for under this plan are now fully distributed.

Federal Income Taxes

The provision for federal income taxes totaled $164,000 for the three months ended March 31, 2002, an increase of $26,000, or 18.8%, compared to the same period in 2001. Net earnings before income taxes increased by $74,000, or 18.0%, compared to the three months ended March 31, 2001. The effective tax rates were 33.9% and 33.7% for the three months ended March 31, 2002 and 2001, respectively.


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





Date:  May 13, 2002                        By: /s/John W. Kennedy
     -----------------------                   -----------------------------
                                               John W. Kennedy
                                               President and Chief
                                               Executive Officer



Date:  May 13, 2002                       By: /s/Robert W. Siegel
     -----------------------                  -----------------------------
                                               Robert W. Siegel
                                               Assistant Vice President
                                               Controller and Treasurer