Form 10KSB
period 2002-06-30
COMMUNITY INVESTORS BANCORP INC
filed 2002-09-30
CIK 930277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-25470

                        Community Investors Bancorp, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                            34-1779309
------------------------------------                  ------------------------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

119 South Sandusky Avenue
          Bucyrus, Ohio                                          44820
------------------------------------                        -------------
            (Address)                                       (Zip Code)

       Registrant's telephone number, including area code: (419) 562-7055
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act

                     Common Stock (par value $.01 per share)
                      ------------------------------------
                                (Title of Class)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 18, 2002 was $9.8 million.

The number of shares issued and outstanding of the Registrant's Common Stock as of September 18, 2002 was 1,103,038.


                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 2002 - Parts I, II and IV.

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 28, 2002. - Part III.

                        COMMUNITY INVESTORS BANCORP, INC.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I

Item 1.  Business of Community Investors Bancorp, Inc........................1
Item 2.  Description of Property............................................23
Item 3.  Legal Proceedings..................................................23
Item 4.  Submission of Matters to a Vote of Security Holders................23


                                     PART II

Item 5.  Market for Common Equity and Related Shareholder
            Matters.........................................................24
Item 6.  Management's Discussion and Analysis or Plan of Operation..........24
Item 7.  Financial Statements...............................................24
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................24


                                    PART III

Item 9.   Directors, Executive Officers Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act...............24
Item 10.  Executive Compensation............................................24
Item 11.  Security Ownership of Certain Beneficial Owners and Management....24
Item 12.  Certain Relationships and Related Transactions....................25


                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K..................................26
Item 14.  Controls and Procedures...........................................26

Signatures..................................................................27

                                     PART I

Item 1. Business of Community Investors Bancorp, Inc.

General

       Community Investors Bancorp, Inc. (the "Corporation") was organized in September 1994 at the direction of the Board of Directors of First Federal Savings and Loan Association of Bucyrus. During fiscal 2001, the Association changed its name to First Federal Community Bank of Bucyrus ("First Federal" or the "Bank"). The Corporation was formed for the purpose of acquiring all of the common stock to be issued by the Bank upon its conversion from a federally-chartered mutual savings and loan to a federally-chartered stock Bank (the "Conversion"). Since completion of the Conversion on February 6, 1995, the Corporation has conducted business as a unitary savings and loan holding company. At June 30, 2002, the Corporation had $119.8 million of total assets, $107.5 million of total liabilities, including $85.7 million of deposits, and $12.3 million of stockholders' equity.

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

         The Corporation is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). First Federal is subject to regulation, supervision and examination by the OTS and the FDIC.

         The Corporation's activities have been limited primarily to holding the common stock of First Federal since the Conversion. Consequently, the following discussion focuses primarily on the business of First Federal.

Lending Activities

General

       The Bank's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one-to four-family residential real estate located in the Bank's primary market area. The Bank also offers loans secured by multifamily properties containing five units or more and nonresidential properties. In addition to real estate lending, the Bank originates commercial loans and consumer loans, including automobile loans, loans secured by deposit accounts and home improvement loans.
       The Bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Banks." At June 30, 2002, the Bank's limit on loans-to-one borrower was approximately $1.8 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $525,000, $514,000, $462,000, $445,000, and $408,000. All of these loans or groups of loans were performing in accordance with their terms at June 30, 2002. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

       Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                       June 30,
                                                   2002                   2001                     2000
                                             Amount    %             Amount     %            Amount     %
                                                               (Dollars in thousands)
Mortgage loans:
 Secured by one-to-four family residences   $79,248      80.5%      $74,114       77.4%     $75,358       78.5%
 Secured by other residential properties        898        0.9        1,152         1.2       1,202         1.3
 Construction loans                           1,974        2.0          767         1.8         801         0.8
 Nonresidential and land                      6,615        6.7        8,333         8.7       7,990         8.3
                                             ------     ------       ------       -----      ------       -----
  Total mortgage loans                       88,735       90.1       84,366        88.1      85,351        88.9

Other loans:
 Commercial                                   2,040        2.1        3,313         3.5       2,668         2.8
 Automobile                                   1,693        1.7        2,655         2.8       2,809         2.9
 Home equity and improvement                     91        0.1          158         0.2         674         0.7
 Other                                        5,901        6.0        5,223         5.4       4,461         4.7
                                             ------     ------       ------       -----      ------       -----
  Total other loans                           9,725        9.9       11,349        11.9      10,612        11.1
                                             ------     ------       ------       -----      ------       -----
  Total loans                                98,460     100.0%       95,715       100.0%     95,963       100.0%
                                                        =====                     =====                   =====

Less:
 Net deferred loan origination fees             293                     297                     312
 Undisbursed loan funds                       1,940                     714                     801
 Allowance for loan losses                      558                     497                     484
                                             ------                  ------                  ------
  Loans receivable - net                    $95,669                 $94,207                 $94,366
                                             ======                  ======                  ======

       Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 2002, regarding the dollar amount of loans maturing in the Bank's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                    Mortgage Loans                     Other Loans
                                             Secured by
                                            One-to-four           Other                         Consumer
                                                 Family        Mortgage                              and
                                          Residences (1)       Loans (2)        Commercial         Other            Total
Amounts due in:
One year or less                                $ 1,262          $    2             $  775        $2,505          $ 4,544
After one year through two years                    227             319                 89           402            1,037
After two years through three years                 209              -                 234           592            1,035
After three years through five years              1,152             585                785         3,747            6,269
After five years through ten years               10,804           1,788                 81           395           13,068
After ten years through fifteen years            12,431           3,252                 -             -            15,683
Over fifteen years                               53,163           3,541                 76            44           56,824
                                                 ------           -----              -----         -----           ------

Total                                           $79,248          $9,487             $2,040        $7,685          $98,460
                                                 ======           =====              =====         =====           ======

Interest rate terms on amounts due
 after one year:
Fixed                                                                                                             $53,159
                                                                                                                   ======
Adjustable                                                                                                        $40,757
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

       The Bank has emphasized the origination of adjustable rate mortgage ("ARM") loans for several years. As a result, at June 30, 2002, approximately 59.5% of 1-4 family residential mortgage loans in the Bank's portfolio were comprised of ARM loans. All real estate mortgage loans are originated for portfolio, however, during fiscal 2001 the Bank began to originate loans under terms and conditions which would permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA").

       The following table shows origination, purchase and sale activity of the Bank with respect to its loans during the periods indicated:

                                                                                     Year ended June 30,
                                                                            2002           2001           2000
                                                                                      (In thousands)
Mortgage loan originations:
  Secured by one-to-four family residences                               $29,282        $10,200        $16,087
  Construction loans                                                       3,154          1,702          1,398
  Nonresidential                                                           2,097          1,084          1,915
                                                                          ------         ------         ------
Total mortgage loan originations                                          34,533         12,986         19,400

Other loan originations:
  Commercial                                                               1,243          1,404          1,666
  Automobiles                                                              1,095          1,836            978
  Home equity and improvement                                              1,144          1,789            978
  Other                                                                    1,572            694            961
                                                                          ------         ------         ------
Total other loans                                                          5,054          5,723          4,583
                                                                          ------         ------         ------

Total loans originated and  purchased                                     39,587         18,709         23,983

Less:
  Loan principal repayments                                               38,054         18,856         18,013
  Sales of whole loans and participations                                     -              -           1,199
  Transferred to real estate, mobile homes and
    other assets held for sale                                                55             21            345
  Other, net                                                                  16             (9)           (18)
                                                                          ------         ------         ------

Net increase (decrease) in total loans                                   $ 1,462        $  (159)       $ 4,444
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

       Interest receivable is accrued on all loans and credited to income as earned. When a loan is delinquent three payments or more, the unpaid interest is fully reserved by a provision to the allowance for uncollected interest. A nonmortgage loan is generally charged off after it becomes delinquent 120 days. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balances can be reasonably expected. The Bank had nonaccruing loans 90 or more days delinquent totaling $619,000 and $695,000 at June 30, 2002 and 2001, respectively.

Delinquent Loans

       The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                                   June 30, 2002
                            ------------------------------------------------------
                               30-59 Days          60-89 Days      90 or More Days
                            ----------------   ----------------   ----------------
                                  Percent of         Percent of         Percent of
                                        Loan               Loan               Loan
                            Amount  Category   Amount  Category   Amount  Category
                                             (Dollars in thousands)
Mortgage loans:
  Secured by one-to-four
    family residences         $790     1.00%     $401    .51%       $420      .53%
  Secured by other
    residential properties      -       -          -     -            -       -
  Construction loans            -       -          -     -            -       -
  Other, nonresidential         22      .33        -     -            -       -
                               ---                ---                ---
  Total mortgage loans         812      .92       401    .45         420      .47

Other loans:
  Commercial                    -       -          -     -            -        -
  Automobile                    56     3.31         4    .24          20     1.18
  Home equity and
    improvement                 -       -          -     -            -        -
  Other                         11      .19       133   2.25         179     3.03
                               ---                ---                ---
Total other loans               67      .69       137   1.41         199     2.05
                               ---                ---                ---

Total                         $879      .89%     $538    .55%       $619      .63%
                               ===     ====       ===   ====         ===     ====

                                                  June 30, 2001
                              -----------------------------------------------------
                                  30-59 Days         60-89 Days     90 or More Days
                              ----------------   ----------------  ----------------
                                    Percent of         Percent of        Percent of
                                          Loan               Loan             Loan
                              Amount  Category   Amount  Category  Amount  Category
                                              (Dollars in thousands)
Mortgage loans:
  Secured by one-to-four
    family residences         $1,022    1.38%      $176     .24%     $420      .57%
  Secured by other
    residential properties       -       -           -      -          -       -
  Construction loans             -       -           -      -          -       -
  Other, nonresidential          -       -           -      -          -       -
                               -----                ---               ---
  Total mortgage loans         1,022    1.21        176     .21       420      .50

Other loans:
  Commercial                     -       -           -      -          -       -
  Automobile                      41    1.54         10     .38        42     1.58
  Home equity and
    improvement                   25   15.82         -      -          56    35.44
  Other                          136    2.60          5     .10       177     3.39
                               -----                ---               ---
Total other loans                202    1.78         15     .14       275     2.42
                               -----                ---               ---

Total                         $1,224    1.28%      $191     .20%     $695      .73%
                               =====    ====        ===     ===       ===     ====

       The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                                         June 30,
                                                                            2002           2001           2000
                                                                                   (Dollars in thousands)
Non-accruing loans:
Secured by one-to-four family residences                                    $420           $476           $416
Secured by other residential properties                                       -              -              -
Nonresidential                                                                -              -              -
Mobile homes                                                                  -              -              -
Automobile                                                                    20             42             28
Other                                                                        179            177              5
Accruing loans 90 days or more delinquent                                     -              -              -
                                                                             ---            ---            ---
Total non-performing loans                                                   619            695            449

Property acquired in settlement of loans                                      -               8             69
                                                                             ---            ---            ---
Total non-performing assets                                                  619            703            518

Troubled debt restructurings                                                   8             52             15
                                                                             ---            ---            ---
Total                                                                       $627           $755           $533
                                                                             ===            ===            ===

Total non-performing loans and troubled
  debt restructurings as a percentage of
  total loans                                                               0.66%          0.79%          0.49%
                                                                            ====           ====           ====

Total non-performing assets and troubled
  debt restructurings as a percentage of
  total assets                                                              0.52%          0.65%          0.45%
                                                                            ====           ====           ====



       Additional interest income that would have been recognized had nonperforming loans performed in accordance with their original terms amounted to approximately $54,000, $42,000 and $41,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Classified Assets

       Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At June 30, 2002, the Bank had approximately $1.4 million of classified assets, net of specific loss allowances, consisting of $862,000 of substandard and $565,000 of "special mention". There were no assets categorized as "doubtful" or "loss" at June 30, 2002.

Allowance for Loan Losses

       The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against earnings. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Corporation's Annual Report to Shareholders.

       The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                                                                     Year ending June 30,
                                                                            2002           2001           2000
                                                                                   (Dollars in thousands)
Average loans, net                                                       $94,841        $94,089        $93,277
                                                                          ======         ======         ======

Allowance for loan losses, beginning of year                             $   497        $   484        $   591
Charged-off loans:
 Secured by one-to-four family residences                                     64             17             11
 Mobile homes                                                                 -              -             199
 Automobiles                                                                  -              21             10
 Other                                                                        23             23              9
                                                                          ------         ------         ------
  Total charged-off loans                                                     87             61            229

Recoveries on loans previously charged off:
 Secured by one-to-four family residences                                     -              -              -
 Secured by other residential properties                                      -              -              -
 Mobile homes                                                                 -              -              -
 Automobiles                                                                   2              2              1
 Other                                                                         7              4             -
                                                                          ------         ------         ------
  Total recoveries                                                             9              6              1
                                                                          ------         ------         ------

  Net loans charged-off                                                       78             55            228
Provision for losses on loans                                                139             68            121
                                                                          ------         ------         ------

Allowance for loan losses, end of year                                   $   558        $   497        $   484
                                                                          ======         ======         ======

Net loans charged-off to average loans, net                                 .08%            .06%           .24%
Allowance for loan losses to total loans                                    .57%            .52%           .50%
Allowance for loan losses to nonperforming loans                          90.15%          71.51%        107.80%
Net loans charged-off to allowance for loan losses                        13.98%          11.07%         47.11%

       The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

                                                                    June 30,
                                            2002                       2001                    2000
                                            % of Loans                   % of Loans              % of Loans
                                                 In Each                      In Each                 In Each
                                                Category                     Category                Category
                                                To Total                     To Total                To Total
                                      Amount       Loans           Amount       Loans      Amount       Loans
                                                              (Dollars in thousands)
Secured by one-to-four
  family residences                     $303        80.5%            $242       77.4%        $262       78.5%
Secured by other
  residential properties                   2         0.9                4        1.2            2        1.3
Construction loans                         4         2.0                5        1.8            2        0.8
Other, nonresidential                     13         6.7               27        8.7           44        8.3
Mobile homes                              -            -               -           -            1          -
Commercial                                 4         2.1               56        3.5            5        2.8
Automobile                                 4         1.7               45        2.8            8        2.9
Home equity and improvement                -         0.1                3        0.2            2        0.7
Other                                    228         6.0              115        5.4          158        4.7
                                         ---       -----              ---      -----          ---      -----

Total                                   $558       100.0%            $497      100.0%        $484      100.0%
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

       The Corporation's investment portfolio includes two collateralized mortgage obligations (CMO's) issued totaling $469,000. These investments are considered derivative securities. Additionally, the Corporation invests in highly-rated corporate debt securities. None of the Corporation's investments are considered to be high risk and management does not believe the risks associated with these investments to be significantly different from risks associated with other pass-through mortgage-backed or agency securities. The Corporation does not invest in off-balance sheet derivative securities.

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

       The Corporation considers its primary market area to be Crawford County, Ohio. The Corporation attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Corporation does not advertise for deposits outside of its primary market area. While the Corporation no longer utilizes the services of deposit brokers, approximately $596,000 of the Corporation's certificates of deposit consisted of broker deposits at June 30, 2002.

       The Corporation has been competitive in the types of accounts and interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.

       The following table shows the distribution of, and certain other information relating to, the Corporation's deposits by type of deposit as of the dates indicated.

                                                                        June 30,
                                                  2002                    2001                     2000
                                           Amount    Percent        Amount    Percent        Amount     Percent
                                                                 (Dollars in thousands)
Passbook                                  $18,419      21.5%       $15,114      18.9%       $16,070       20.3%
Money market demand,
  NOW and super NOW                        20,339      23.7         11,329      14.1         10,315       13.0
Certificates of deposit                    46,898      54.8         53,647      67.0         52,753       66.7
                                           ------     -----         ------     -----         ------      -----
Total deposits at end of
  period                                  $85,656     100.0%       $80,090     100.0%       $79,138      100.0%
                                           ======     =====         ======     =====         ======      =====

       The following table sets forth the Corporation's net deposit flows during the periods indicated.

                                                                                Year ended June 30,
                                                                       2002              2001             2000
                                                                                    (In thousands)
Net increase (decrease) before interest credited                     $2,620           $(2,304)         $(3,549)
Interest credited                                                     2,946             3,256            2,733
                                                                      -----            ------           ------

Net deposits increase (decrease)                                     $5,566           $   952          $  (816)
                                                                      =====            ======           ======

       The following table sets forth maturities of the Corporation's certificates of deposit of $100,000 or more at June 30, 2002 by time remaining to maturity.

                                                               (In thousands)

Three months or less                                                  $   692
Over three months through six months                                      767
Over six months through 12 months                                       1,100
Over 12 months                                                          1,232
                                                                        -----
Total                                                                  $3,791
                                                                        =====

       The following table presents, by various interest rate categories, the amount of certificates of deposit at June 30, 2002 which mature during the periods indicated.

                                                                 Amounts at June 30, 2002
                                                                      Maturing Within
                                                  One                 Two            Three
Certificates of Deposit                          Year               Years            Years          Thereafter
                                                                         (In thousands)
2.01% to 4.0%                                 $22,586              $2,214             $198              $  487
4.01% to 6.0%                                  14,387               5,629              353               1,026
6.01% to 8.0%                                      18                  -                -                   -
                                               ------               -----              ---               -----
Total certificate accounts                    $36,991              $7,843             $551              $1,513
                                               ======               =====              ===               =====

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

       The following table sets forth the maximum month-end balance and average balance of the Corporation's FHLB advances during the periods indicated.

                                                                                 Year ended June 30,
                                                                   2002               2001                2000
                                                                              (Dollars in thousands)
Maximum balance                                                 $22,851            $29,606             $28,611
Average balance                                                  21,541             25,305              27,086
Weighted average interest rate of
  FHLB advances                                                   6.19%               6.30%               5.84%

       The following table sets forth certain information as to the Corporation's FHLB advances at the dates indicated.

                                                                                    June 30,
                                                                   2002               2001                2000
                                                                             (Dollars in thousands)
FHLB advances                                                   $21,334            $22,199             $28,611
Weighted average interest rate of
  FHLB advances                                                   6.21%               6.15%               6.33%


Employees

       The Corporation had 25 full-time employees and 7 part-time employees at June 30, 2002. None of these employees is represented by a collective bargaining agreement, and the Corporation believes that it enjoys good relations with its personnel.

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

       The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings banks meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2002, the Bank was in compliance with applicable loans-to-one borrower limitations.

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

       In August 1993 the OTS adopted final regulations which incorporate an interest rate risk ("IRR") component into the current risk-based capital requirement. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement. The IRR component will be equal to one-half of the difference between an institution's "measured exposure" and a "normal" level of exposure, in each case as measured in terms of the sensitivity of an institution's net portfolio value ("NPV") to changes in interest rates. The OTS will calculate changes in an institution's NPV based on financial data submitted by the institution on a quarterly basis and guidance provided by the OTS. An institution's measured IRR is expressed as the change that occurs in the NPV as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to a lower NPV) divided by the estimated economic value (present value) of its assets. An institution with a "normal" level of interest rate risk is defined as one whose measured IRR is less than 2%, as estimated by the OTS model, and only institutions whose measured IRR exceeds 2% will be required to maintain an IRR component. Since the regulations were issued requiring the IRR component, the OTS has continually waived the required adjustment. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their IRR component, as calculated by the OTS, or to request to use their own computer model to calculate their IRR component. The OTS also indicated that it will delay invoking its IRR rule requiring institutions with above normal IRR exposure to adjust their regulatory capital requirement until the new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Had the IRR component been required as of June 30, 2002, there would have been a reduction of approximately $180,000 in the Bank's risk-based capital. However, the Bank would still have exceeded the risk-based capital requirement by approximately $6.6 million.


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

       At June 30, 2002, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

         Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC and loans for educational purposes, loans to small businesses, and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; loans for personal, family or homehold purposes (other than those included in the 100% basket above); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 2002, the qualified thrift investments of the Bank were approximately 98.7% of its portfolio assets.

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

Federal Home Loan Bank System

       The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 2002, the Bank had advances of $21.3 million from the FHLB of Cincinnati.

       As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to a least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 2002, the Bank had $1.7 million in FHLB stock, which was in compliance with this requirement.

       The FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of Cincinnati to the Bank for the fiscal year ended June 30, 2002 totaled $89,000.

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

Federal Reserve System

       The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $42.8 million or less (after a $4.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At June 30, 2002, the Bank was in compliance with applicable requirements.

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

         In July 2000, the Bank's directorate entered into an agreement with the OTS that required the completion of a number of regulatory related initiatives within 90 days. Among other things, the agreement provides for (a) the hiring of a Compliance Officer or external consultant specializing in compliance matters, and (b) adoption of a written compliance program, including comprehensive training and compliance testing. In addition, the Bank has reaffirmed, within the context of the agreement, its commitment to comply with all applicable consumer banking regulations in the future. Management complied with the requirements of the agreement within the 90 day time frame. It is management's belief that the Bank has complied with all operative provisions of the agreement and has formally requested that the OTS agreement be terminated.

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

       As of June 30, 2002, the Bank's accumulated bad debt reserve for qualifying real property loans and its supplemental bad debt reserve balances totaled approximately $1.2 million. The Bank believes it has approximately $6.0 million of accumulated earnings and profits as of June 30, 2002, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "Dividend Policy."

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

       Audit by IRS - The Bank's federal income tax returns for taxable years through June 30, 1998 have been closed for the purpose of examination by the IRS.

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

State Taxation

       The Bank is subject to an Ohio franchise taxed based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.3% for both 2002 and 2001.

Item 2.  Description of Property

       At June 30, 2002, the Corporation conducted its business from its executive offices in Bucyrus, Ohio and two full-service branch offices. All of these offices are located in Crawford County, Ohio.

       The following table sets forth certain information with respect to the Corporation's office properties at June 30, 2002.


                                                                                Net Book
                                                       Leased/                  Value of             Amount of
                                                         Owned                  Property              Deposits
                                                                              (In thousands)
Main Office                                              Owned                      $223               $69,436
119 South Sandusky Avenue
Bucyrus, Ohio  44820

South Branch Office                                      Owned                       159                 8,585
South Sandusky and Marion Road
Bucyrus, Ohio  44820

New Washington Branch                                    Owned                        44                 7,635
115 South Kibler Street
New Washington, Ohio  44854

Automated Teller Machine                                 Owned                        33                    -
1661 Marion Road                                      (machine
Bucyrus, Ohio                                            only)                       ---                ------

                                                                                    $360               $85,656
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


Item 4.  Submission of Matters to a Vote of Securities Holders

       No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

       The information required herein is incorporated by reference from pages 3 and 4 of the Corporation's Annual Report to Stockholders for fiscal 2002 ("Annual Report"), which is included herein as Exhibit [13].

Item 6.  Management's Discussion and Analysis or Plan of Operation

       The information required herein is incorporated by reference from pages 7 through 12 of the Annual Report.

Item 7.  Financial Statements

       The financial statements required herein are incorporated by reference from pages 20 through 48 of the Annual Report.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure

       Not applicable.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act

       The information required herein is incorporated by reference from pages 3 to 6 of the Registrant's Proxy Statement dated September 21, 2002 ("Proxy Statement").

Item 10.  Executive Compensation

       The information required herein is incorporated by reference from pages 9 to 10 of the Registrant's Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The information contained at pages 7 and 8 of the Registrant's Proxy Statement is incorporated herein by reference.

         The Corporation maintains the Community Investors Bancorp, Inc. Stock Option and Incentive Plan (the "Plan") under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. The Plan was approved by the Corporation's shareholders at the 1995 Annual Meeting of Shareholders.

         The following table shows, as of June 30, 2002, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plan, excluding shares issuable upon exercise of outstanding stock options.

                      Equity Compensation Plan Information

                                            (a)                         (b)                          (c)
                                                                                            Number of securities
                                    Number of securities                                   remaining available for
                                     to be issued upon                                      future issuance under
                                        exercise of               Weighted-average        equity compensation plans
                                    outstanding options,         exercise price of          (excluding securities
Plan Category                       warrants and rights         outstanding options       reflected in column (a))
                                    -------------------         -------------------       ------------------------

Equity compensation plans
approved by security holders                  175,099                       $7.64                        57,415
-------------------------------- --------------------------- --------------------------- ----------------------------

Equity compensation plans
not approved by security
holders.                                          N/A                         N/A                           N/A
-------------------------------- --------------------------- --------------------------- ----------------------------

Total                                         175,099                       $7.64                        57,415


Item 12.  Certain Relationships and Related Transactions

       The information required herein is incorporated by reference from page 10 of the Registrant's Proxy Statement.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number            Description
3.1               Articles of Incorporation                                                                *
3.2               Code of Regulations of Community Investors Bancorp, Inc.                                 *
3.3               Bylaws of Community Investors Bancorp, Inc.                                              *
4.1               Specimen Stock Certificate of Community Investors Bancorp, Inc.                          *
10.1              Form of Severance Agreement between Community Investors
                  Bancorp, Inc. and John W. Kennedy, Brian R. Buckley, Phillip W.
                  Gerber and Robert W. Siegel                                                              *
10.5              Employee Stock Ownership Plan                                                            *
13                Annual Report to Stockholders
99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-84132) filed with the Securities and Exchange Commission on September 16, 1994, as amended.

(b)    Reports on Form 8-K

       There were no reports on Form 8-K for the quarter ended June 30, 2002.

(c) See (a)(3) above for all exhibits filed herewith or incorporated herein by reference to documents previously filed and the Exhibit Index.

(d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders which are required to be included herein.

Item 14.  Controls and Procedures

       There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer's and the Chief Financial Officer's most recent evaluation.

SIGNATURES

       Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST FEDERAL COMMUNITY BANK


September 30, 2002                               By: /s/ John W. Kennedy
                                                     -------------------
                                                     John W. Kennedy
                         President and Managing Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 30, 2002.

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

/s/ D. Brent Fissel                      Director
-------------------
D. Brent Fissel

/s/ Philip E. Harris                     Director
--------------------
Philip E. Harris

/s/ John D. Mizick                       Director
------------------
John D. Mizick

/s/ Michael J. Romanoff                  Director
-----------------------
Michael J. Romanoff

                                  CERTIFICATION

I, John W. Kennedy, certify that:

1. I have reviewed this annual report on Form 10-KSB of Community Investors Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002                  /s/John W. Kennedy
                                          ------------------------------------
                                          John W. Kennedy
                                          President
                                          [Chief Executive Officer]

                                  CERTIFICATION

I, Robert W. Siegel, certify that:

1. I have reviewed this annual report on Form 10-KSB of Community Investors Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002.                 /s/Robert W. Siegel
                                          -------------------------------------
                                          Robert W. Siegel
                                          Assistant Vice-President and Treasurer