Form 10QSB
period 2002-09-30
COMMUNITY INVESTORS BANCORP INC
filed 2002-11-14
CIK 930277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2002
                                ----------------------------------------------

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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 14, 2002 - 1,103,038 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [   ]     No [X]

                                      INDEX

                                                                         Page

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                  3

            Consolidated Statements of Earnings                             4

            Consolidated Statements of Comprehensive Income                 5

            Consolidated Statements of Cash Flows                           6

            Notes to Consolidated Financial Statements                      8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                     10

            Controls and Procedures                                        13


PART II  -  OTHER INFORMATION                                              14

SIGNATURES                                                                 15

CERTIFICATIONS                                                             16

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                      September 30,            June 30,
         ASSETS                                                                                2002                2002
Cash and due from banks                                                                    $    805            $  1,262
Interest-bearing deposits in other financial institutions                                     6,496               6,289
                                                                                            -------             -------
         Cash and cash equivalents                                                            7,301               7,551

Investment securities available for sale - at market                                          9,607               8,566
Investment securities held to maturity - at amortized cost, approximate market  value of $88 and $91 as of  September 30, 2002 and
  June 30, 2002, respectively                                                                    87                  89
Mortgage-backed securities available for sale - at market                                     3,576               4,197
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $467 and $492 as of September 30, 2002 and June 30, 2002,
  respectively                                                                                  455                 497
Loans receivable - net                                                                       96,702              95,669
Office premises and equipment - at depreciated cost                                           1,042                 730
Federal Home Loan Bank stock - at cost                                                        1,731               1,710
Accrued interest receivable on loans                                                            314                 175
Accrued interest receivable on mortgage-backed securities                                        20                  24
Accrued interest receivable on investments and interest-bearing deposits                        141                 107
Prepaid expenses and other assets                                                               211                 223
Prepaid federal income taxes                                                                    136                 252
                                                                                            -------             -------

         Total assets                                                                      $121,323            $119,790
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 86,782            $ 85,656
Advances from the Federal Home Loan Bank                                                     21,279              21,334
Advances by borrowers for taxes and insurance                                                   149                  70
Accrued interest payable                                                                        144                 168
Other liabilities                                                                               199                 124
Deferred federal income taxes                                                                   156                 114
                                                                                            -------             -------
         Total liabilities                                                                  108,709             107,466


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,310               7,310
  Retained earnings, restricted                                                              10,577              10,371
  Shares acquired by stock benefit plans                                                       (208)               (208)
  Less 557,812 shares of treasury stock - at cost                                            (5,234)             (5,234)
  Accumulated other comprehensive income - unrealized gains on securities
    designated as available for sale, net of related tax effects                                152                  68
                                                                                            -------             -------
         Total stockholders' equity                                                          12,614              12,324
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $121,323            $119,790
                                                                                            =======             =======

                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 For the three month periods ended September 30,
                        (In thousands, except share data)


                                                                                               2002                2001
Interest income
  Loans                                                                                      $1,691              $1,872
  Mortgage-backed securities                                                                     58                 103
  Investment securities                                                                         107                 115
  Interest-bearing deposits and other                                                            39                   9
                                                                                              -----               -----
         Total interest income                                                                1,895               2,099

Interest expense
  Deposits                                                                                      607                 867
  Borrowings                                                                                    332                 337
                                                                                              -----               -----

         Total interest expense                                                                 939               1,204
                                                                                              -----               -----

         Net interest income                                                                    956                 895

Provision for losses on loans                                                                     2                  38
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                  954                 857

Other income
  Loss on sale of other repossessed assets                                                       (7)                 -
  Other operating                                                                                95                  79
                                                                                              -----               -----

         Total other income                                                                      88                  79

General, administrative and other expense
  Employee compensation and benefits                                                            331                 276
  Occupancy and equipment                                                                        39                  39
  Franchise taxes                                                                                13                  33
  Data processing                                                                                75                  63
  Other operating                                                                               139                 116
                                                                                              -----               -----

         Total general, administrative and other expense                                        597                 527
                                                                                              -----               -----

         Earnings before income taxes                                                           445                 409

Federal income taxes
  Current                                                                                       152                 129
  Deferred                                                                                       (1)                  9
                                                                                              -----               -----

         Total federal income taxes                                                             151                 138
                                                                                              -----               -----

         NET EARNINGS                                                                        $  294              $  271
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.28                $.25
                                                                                                ===                 ===

           Diluted                                                                             $.27                $.24
                                                                                                ===                 ===

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 2002              2001
Net earnings                                                                                     $294              $271

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of tax of $44 and $42 in 2002 and 2001, respectively                                       84                82
                                                                                                  ---               ---


Comprehensive income                                                                             $378              $353
                                                                                                  ===               ===


Accumulated comprehensive income                                                                 $152              $ 70
                                                                                                  ===               ===

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                  $  294            $  271
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             17                -
    Amortization of deferred loan origination fees                                                (23)              (24)
    Depreciation and amortization                                                                   4                17
    Provision for losses on loans                                                                   2                38
    Amortization expense of stock benefit plans                                                    -                 25
    Loss on sale of other repossessed assets                                                        7                -
    Federal Home Loan Bank stock dividends                                                        (21)              (28)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (139)              (73)
      Accrued interest receivable on mortgage-backed securities                                     4                 4
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                 (34)              (28)
      Prepaid expenses and other assets                                                            12                89
      Accrued interest payable                                                                    (24)              (15)
      Other liabilities                                                                            75                14
      Federal income taxes
        Current                                                                                   116                89
        Deferred                                                                                   (1)                9
                                                                                                -----             -----
         Net cash provided by operating activities                                                289               388

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                 500               801
  Purchase of investment securities designated as available for sale                           (1,500)           (1,000)
  Principal repayments on mortgage-backed securities                                              734               692
  Loan principal repayments                                                                     7,547             7,220
  Loan disbursements                                                                           (8,591)           (7,560)
  Purchase of office premises and equipment                                                      (316)              (15)
  Proceeds from sale of other repossessed assets                                                   25                 8
                                                                                                -----             -----
         Net cash provided by (used in) investing activities                                   (1,601)              146
                                                                                                -----             -----

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                               (1,312)              534
                                                                                                -----             -----

                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)


                                                                                                 2002              2001
         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                                         $(1,312)           $  534

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,126             1,152
  Repayment of Federal Home Loan Bank advances                                                    (55)             (764)
  Advances by borrowers for taxes and insurance                                                    79                76
  Purchase of treasury stock                                                                       -                (50)
  Dividends on common stock                                                                       (88)              (85)
                                                                                               ------             -----
         Net cash provided by financing activities                                              1,062               329
                                                                                               ------             -----

Net increase (decrease) in cash and cash equivalents                                             (250)              863

Cash and cash equivalents at beginning of period                                                7,551             3,393
                                                                                               ------             -----

Cash and cash equivalents at end of period                                                    $ 7,301            $4,256
                                                                                               ======             =====


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                      $    35            $   35
                                                                                               ======             =====

    Interest on deposits and borrowings                                                       $   963            $1,219
                                                                                               ======             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                          $    84            $   82
                                                                                               ======             =====

  Transfers from loans to real estate acquired through foreclosure                            $    32            $   -
                                                                                               ======             =====

                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2002 and 2001


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to a reduction for 38,964 and 52,400 weighted-average unallocated shares held by the ESOP for the three month periods ended September 30, 2002 and 2001, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations were as follows:

                                                                 2002                       2001
    Weighted-average common shares
      outstanding (basic)                                      1,064,074                 1,094,666
    Dilutive effect of  assumed exercise
      of stock options                                            28,430                    28,428
                                                               ---------                 ---------
    Weighted-average common shares
      outstanding (diluted)                                    1,092,504                 1,123,094
                                                               =========                 =========

    Options to purchase 19,071 shares of common stock with a weighted-average exercise price of $10.72 were outstanding at September 30, 2001, but were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

                        Community Investors Bancorp, Inc.

             For the three months ended September 30, 2002 and 2001


    4.   Effects of Recent Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective July 1, 2002, without material effect on the Corporation's financial condition or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Corporation's financial condition or results of operations.

    In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

    SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets.

    SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

    The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

    SFAS No. 147 is not expected to have a material effect on the Corporation's financial condition or results of operations.

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


Discussion  of Financial  Condition  Changes from June 30, 2002 to September 30,
2002

At September 30, 2002, the Corporation's assets totaled $121.3 million, an increase of $1.5 million, or 1.3%, compared to the level reported at June 30, 2002. The increase in assets was primarily comprised of a $1.0 million increase in loans receivable and a $1.0 million increase in investment securities, which were partially offset by a $663,000 decrease in mortgage backed securities.

Cash and interest-bearing deposits totaled $7.3 million at September 30, 2002, a decrease of $250,000, or 3.3%, from June 30, 2002. Investment and mortgage-backed securities totaled $13.7 million at September 30, 2002, an increase of $376,000, or 2.8%, over June 30, 2002, due primarily to purchases of investment securities totaling $1.5 million, partially offset by maturities and repayments of investment and mortgage-backed securities of $500,000 and $734,000, respectively.

Loans receivable totaled $96.7 million at September 30, 2002, an increase of $1.0 million, or 1.1%, over June 30, 2002 levels. The increase was due primarily to loan disbursements of $8.6 million during the three-month period ended September 30, 2002, which were partially offset by principal repayments of $7.5 million. The volume of loan disbursements during the three months ended September 30, 2002, increased by $1.0 million, or 13.6%, over the same period in 2001, due primarily to the effect of an overall decrease in interest rates in the economy and a corresponding increase in refinancing activity. The allowance for loan losses totaled $525,000 at September 30, 2002, as compared to $558,000 at June 30, 2002. Nonperforming loans totaled $840,000 at September 30, 2002, as compared to $619,000 at June 30, 2002. The allowance for loan losses represented 62.5% of nonperforming loans as of September 30, 2002 and 90.1% at June 30, 2002. Nonperforming loans at September 30, 2002, were comprised of one- to four-family residential loans totaling $660,000 and consumer loans totaling $180,000. Management believes all nonperforming loans were adequately collateralized at September 30, 2002. Although management believes that its allowance for loan losses at September 30, 2002, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $86.8 million at September 30, 2002, an increase of $1.1 million, or 1.3%, compared to June 30, 2002 levels. The increase was due primarily to management's continuing marketing efforts. While management has generally pursued a strategy of moderate growth in the deposit portfolio, the Bank historically has not engaged in sporadic increases and decreases in interest rates, nor has it offered the highest interest rates on deposits in its market area.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2002 to September 30, 2002 (continued)

Stockholders' equity totaled $12.6 million at September 30, 2002, an increase of $290,000, or 2.4%, over June 30, 2002 levels. The increase resulted primarily from net earnings of $294,000 and an increase in unrealized gains on available for sale securities, which were partially offset by dividend payments on common stock totaling $88,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2002, the Bank's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three Month Periods Ended September 30, 2002 and 2001

General

The Corporation's net earnings totaled $294,000 for the three months ended September 30, 2002, an increase of $23,000, or 8.5%, over the $271,000 of net earnings reported for the same period in 2001. The increase in earnings resulted primarily from a $61,000 increase in net interest income and a $36,000 decrease in the provision for losses on loans, which were partially offset by a $70,000 increase in general, administrative and other expense and a $13,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans decreased by $181,000, or 9.7%, during the three months ended September 30, 2002, compared to the 2001 quarter, due primarily to an 89 basis point decrease in the average yield, to 7.03% in the 2002 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $23,000, or 10.1%, due to a 198 basis point decrease in the average yield year to year, which was partially offset by a $5.8 million increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $260,000, or 30.0%, due primarily to a 151 basis point decrease in the average cost of deposits year to year, to 2.81% in the 2002 quarter, partially offset by a $6.2 million, or 7.7%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $5,000, or 1.5%, due primarily to a $211,000, or 1.0%, decrease in the weighted-average balance of advances from the Federal Home Loan Bank outstanding, coupled with a 3 basis point decrease in the average cost of advances, to 6.23% in the 2002 quarter. The decreases in the average yield on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during calendar 2001. This low interest rate environment continued through the nine-month period ended September 30, 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $61,000, or 6.8%, to a total of $956,000 for the three months ended September 30, 2002. The interest rate spread amounted to 2.95% in the 2002 three month period, as compared to 2.88% during the 2001 period, while the net interest margin remained unchanged at 3.24% in each of the three month periods ended September 30, 2002 and 2001.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2002 and 2001 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $2,000 provision for losses on loans during the three month period ended September 30, 2002, a decrease of $36,000 from the comparable 2001 period. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $88,000 for the three months ended September 30, 2002, an increase of $9,000, or 11.4%, compared to the same period in 2001. The increase was due primarily to increased service fees on deposit accounts and transactions, partially offset by a $7,000 loss on sale of repossessed assets.

General, Administrative and Other Expense

General, administrative and other expense totaled $597,000 for the three months ended September 30, 2002, an increase of $70,000, or 13.3%, compared to the same period in 2001. This increase resulted primarily from a $55,000, or 19.9%, increase in employee compensation and benefits, a $12,000, or 19.0%, increase in data processing and a $23,000, or 19.8%, increase in other operating expense, which were partially offset by a $20,000, or 60.6%, decrease in franchise taxes. The increase in employee compensation and benefits was due primarily to normal merit increases, an increase in employee benefit plan costs and a decrease in deferred loan origination costs year to year. The increase in data processing resulted primarily from costs associated with the Bank's data conversion to a new processing platform, which will provide additional benefits to customers, including the capability to provide new products and services, as well as to facilitate the Bank's future growth. The increase in other operating expense was due primarily to costs incurred in connection with the data processing conversion, as well as pro-rata increases in operating costs related to the Corporation's overall growth year to year. The decrease in franchise taxes was due to tax refunds claimed on prior year filings.

Federal Income Taxes

The provision for federal income taxes totaled $151,000 for the three months ended September 30, 2002, an increase of $13,000, or 9.4%, compared to the same period in 2001. Net earnings before income taxes increased by $36,000, or 8.8%, compared to the three months ended September 30, 2001. The effective tax rates were 33.9% and 33.7% for the three months ended September 30, 2002 and 2001, respectively.


Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change from disclosures included in the Company's Annual Report on Form 10-KSB for the period ended June 30, 2002.

                        Community Investors Bancorp, Inc.

ITEM 3                       CONTROLS AND PROCEDURES


         (a) The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-QSB. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

         (b) There were no significant changes in the Company's internal controls or in any factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

                        Community Investors Bancorp, Inc.

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On October 28, 2002, the Annual Meeting of the Corporation's Shareholders was held. Each of the four directors nominated was elected, for a two-year term and until their successors are elected and qualified, by the following votes:

         John W. Kennedy           For:  877,360          Withheld:  89,400
         David M. Auck             For:  879,610          Withheld:  87,150
         Philip E. Harris          For:  879,610          Withheld:  87,150
         John D. Mizick            For:  875,110          Withheld:  91,650

         One other matter was submitted to the shareholders for which the following votes were cast:

         Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 2003.

         For:  961,931             Against:  3,700           Abstain:  1,129

ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:          None.

         Exhibits:

           15                   Independent Accountants' Report

           99.1                 Certification of Chief Executive Officer

           99.2                 Certification of Principal Financial Officer

                        Community Investors Bancorp, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 14, 2002                  By:  /s/John W. Kennedy
     ------------------------                  -----------------------------
                                                 John W. Kennedy
                                                 President and Chief
                                                 Executive Officer



Date:  November 14, 2002                  By:  /s/Robert W. Siegel
     ------------------------                  ------------------------------
                                                 Robert W. Siegel
                                                 Assistant Vice President,
                                                 Controller and Treasurer

            SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


I, John W. Kennedy, the Chief Executive Officer of Community Investors Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Investors Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                   /s/John W. Kennedy
      -------------------------              --------------------------------
                                             John W. Kennedy
                                             Chief Executive Officer

            SECTION 302 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I, Robert W. Siegel, the Assistant Vice President, Controller and Treasurer of Community Investors Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Investors Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                   /s/Robert W. Siegel
      -------------------------              ---------------------------------
                                             Robert W. Siegel
                                             Assistant Vice President,
                                             Controller and Treasurer