Form 10QSB
period 2002-12-31
COMMUNITY INVESTORS BANCORP INC
filed 2003-02-14
CIK 930277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 2002
                                -----------------------------------------------

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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 14, 2003 - 1,094,638 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [   ]     No [X]

                                      INDEX

                                                                         Page

PART I   -  FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                 3

             Consolidated Statements of Earnings                            4

             Consolidated Statements of Comprehensive Income                5

             Consolidated Statements of Cash Flows                          6

             Notes to Consolidated Financial Statements                     8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                    11

             Controls and Procedures                                       15


PART II  -  OTHER INFORMATION                                              16

SIGNATURES                                                                 17

CERTIFICATIONS                                                             18

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                       December 31,            June 30,
         ASSETS                                                                                2002                2002
Cash and due from banks                                                                    $  1,538            $  1,262
Interest-bearing deposits in other financial institutions                                     8,692               6,289
                                                                                            -------             -------
         Cash and cash equivalents                                                           10,230               7,551

Investment securities available for sale - at market                                          7,476               8,566
Investment securities held to maturity - at amortized cost, approximate market  value of $87 and $91 as of  December 31, 2002 and
  June 30, 2002, respectively                                                                    87                  89
Mortgage-backed securities available for sale - at market                                     2,855               4,197
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $433 and $492 as of December 31, 2002 and June 30, 2002,
  respectively                                                                                  422                 497
Loans receivable - net                                                                       96,354              95,669
Office premises and equipment - at depreciated cost                                           1,169                 730
Federal Home Loan Bank stock - at cost                                                        1,750               1,710
Accrued interest receivable on loans                                                            353                 175
Accrued interest receivable on mortgage-backed securities                                        16                  24
Accrued interest receivable on investments and interest-bearing deposits                         86                 107
Prepaid expenses and other assets                                                               187                 223
Prepaid federal income taxes                                                                    313                 252
                                                                                            -------             -------

         Total assets                                                                      $121,298            $119,790
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 86,440            $ 85,656
Advances from the Federal Home Loan Bank                                                     21,267              21,334
Advances by borrowers for taxes and insurance                                                   254                  70
Accrued interest payable                                                                        173                 168
Other liabilities                                                                               156                 124
Deferred federal income taxes                                                                   150                 114
                                                                                            -------             -------
         Total liabilities                                                                  108,440             107,466


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par value; no shares issued                   -                   -
  Common stock, 4,000,000 shares authorized, $.01 par value; 1,660,850 shares issued             17                  17
  Additional paid-in capital                                                                  7,375               7,310
  Retained earnings, restricted                                                              10,784              10,371
  Shares acquired by stock benefit plans                                                       (129)               (208)
  Less 560,312 and 557,812 shares of treasury stock at December 31, 2002 and June 30,
    2002, respectively - at cost                                                             (5,263)             (5,234)
  Accumulated other comprehensive income - unrealized gains on securities
    designated as available for sale, net of related tax effects                                 74                  68
                                                                                            -------             -------
         Total stockholders' equity                                                          12,858              12,324
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $121,298            $119,790
                                                                                            =======             =======

                        Community Investors Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                          Six months ended           Three months ended
                                                                            December 31,                  December 31,
                                                                         2002         2001            2002         2001
Interest income
  Loans                                                                $3,381       $3,719          $1,690       $1,847
  Mortgage-backed securities                                              101          195              44           92
  Investment securities                                                   234          208             107           93
  Interest-bearing deposits and other                                      36           16              17            7
                                                                        -----        -----           -----        -----
         Total interest income                                          3,752        4,138           1,858        2,039

Interest expense
  Deposits                                                              1,157        1,646             550          779
  Borrowings                                                              666          672             334          335
                                                                        -----        -----           -----        -----
         Total interest expense                                         1,823        2,318             884        1,114
                                                                        -----        -----           -----        -----

         Net interest income                                            1,929        1,820             974          925

Provision for losses on loans                                              27           60              25           22
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          1,902        1,760             949          903

Other income
  Loss on sale of repossessed assets                                       (9)          -               (2)          -
  Other operating                                                         206          198             111          119
                                                                        -----        -----           -----        -----
         Total other income                                               197          198             109          119

General, administrative and other expense
  Employee compensation and benefits                                      635          548             304          272
  Occupancy and equipment                                                  82           75              43           36
  Franchise taxes                                                          23           67              36           34
  Data processing                                                         160          129              85           66
  Other operating                                                         308          241             143          125
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,208        1,060             611          533
                                                                        -----        -----          ------       ------

         Earnings before income taxes                                     891          898             447          489

Federal income taxes
  Current                                                                 269          261             117          132
  Deferred                                                                 33           42              34           33
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       302          303             151          165
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  589       $  595          $  296       $  324
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.55         $.55            $.27         $.30
                                                                          ===          ===             ===          ===

           Diluted                                                       $.54         $.53            $.27         $.29
                                                                          ===          ===             ===          ===

                        Community Investors Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                         Six months ended             Three months ended
                                                                            December 31,                  December 31,
                                                                         2002         2001            2002         2001
Net earnings                                                             $589         $595            $296         $324

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $3, $26, $(40) and $(16) for the
    respective periods                                                      6           50             (78)         (32)
                                                                          ---          ---             ---          ---


Comprehensive income                                                     $595         $645            $218         $292
                                                                          ===          ===             ===          ===


Accumulated comprehensive income                                         $ 74         $ 38            $ 74         $ 38
                                                                          ===          ===             ===          ===

                        Community Investors Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)


                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $   589           $   595
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             27                 3
    Amortization of deferred loan origination fees                                                (35)              (53)
    Depreciation and amortization                                                                  28                27
    Provision for losses on loans                                                                  27                60
    Amortization expense of stock benefit plans                                                   144               160
    Loss on sale of repossessed assets                                                              9                -
    Federal Home Loan Bank stock dividends                                                        (40)              (51)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (178)              (52)
      Accrued interest receivable on mortgage-backed securities                                     8                10
      Accrued interest receivable on investments and
        interest-bearing deposits                                                                  21                (5)
      Prepaid expenses and other assets                                                            34               124
      Accrued interest payable                                                                      5                (2)
      Other liabilities                                                                            32               (86)
      Federal income taxes
        Current                                                                                   (61)              (54)
        Deferred                                                                                   33                42
                                                                                               ------            ------
         Net cash provided by operating activities                                                643               718

Cash flows provided by investing activities:
  Proceeds from maturity of investment securities                                               4,942             3,115
  Purchase of investment securities designated as available for sale                           (3,820)           (3,080)
  Principal repayments on mortgage-backed securities                                            1,369             1,422
  Loan principal repayments                                                                    16,849            17,733
  Loan disbursements                                                                          (17,558)          (18,014)
  Purchase of office premises and equipment                                                      (467)              (33)
  Proceeds from sale of repossessed assets                                                         25                 8
                                                                                               ------            ------
         Net cash provided by investing activities                                              1,340             1,151
                                                                                               ------            ------

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                                1,983             1,869
                                                                                               ------            ------

                        Community Investors Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the six months ended December 31,


                                                                                                 2002              2001
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                              $ 1,983            $1,869

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                                     784              (656)
  Repayment of Federal Home Loan Bank advances                                                    (67)             (839)
  Advances by borrowers for taxes and insurance                                                   184               183
  Purchase of treasury stock                                                                      (29)             (223)
  Dividends on common stock                                                                      (176)             (172)
                                                                                               ------             -----
         Net cash provided by (used in) financing activities                                      696            (1,707)
                                                                                               ------             -----

Net increase in cash and cash equivalents                                                       2,679               162

Cash and cash equivalents at beginning of period                                                7,551             3,393
                                                                                               ------             -----

Cash and cash equivalents at end of period                                                    $10,230            $3,555
                                                                                               ======             =====


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   357            $  333
                                                                                               ======             =====

    Interest on deposits and borrowings                                                       $ 1,818            $2,320
                                                                                               ======             =====

Supplemental disclosure of noncash investing activities:
  Transfers from loans to repossessed assets                                                  $    32            $   -
                                                                                               ======             =====

  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                      $     6            $   50
                                                                                               ======             =====

                        Community Investors Bancorp, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 2002 and 2001


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

    3.   Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to a reduction for 38,964 and 52,400 weighted-average unallocated shares held by the ESOP for the six and three month periods ended December 31, 2002 and 2001, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations were as follows:

                                                                For the six months ended      For the three months ended
                                                                      December 31,                     December 31,
                                                                   2002           2001              2002           2001
    Weighted-average common shares
      outstanding (basic)                                     1,063,598      1,087,571         1,063,123      1,080,475
    Dilutive effect of  assumed exercise
      of stock options                                           36,860         28,333            37,879         28,384
                                                              ---------      ---------         ---------      ---------
    Weighted-average common shares
      outstanding (diluted)                                   1,100,458      1,115,904         1,101,002      1,108,859
                                                              =========      =========         =========      =========

                        Community Investors Bancorp, Inc.

          For the six and three months ended December 31, 2002 and 2001


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

                        Community Investors Bancorp, Inc.

          For the six and three months ended December 31, 2002 and 2001


    4.   Effects of Recent Accounting Pronouncements (continued)

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Corporation's financial position or results of operations.

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


Discussion  of  Financial  Condition  Changes from June 30, 2002 to December 31,
2002

At December 31, 2002, the Corporation's assets totaled $121.3 million, an increase of $1.5 million, or 1.3%, compared to the level reported at June 30, 2002. The increase in assets was primarily comprised of a $2.7 million increase in cash and cash equivalents and a $685,000 increase in loans receivable, which were partially offset by a $2.5 million decrease in investment and mortgage backed securities.

Cash and interest-bearing deposits totaled $10.2 million at December 31, 2002, an increase of $2.7 million, or 35.5%, over June 30, 2002. Investment and mortgage-backed securities totaled $10.8 million at December 31, 2002, a decrease of $2.5 million, or 18.8%, from June 30, 2002, due primarily to maturities of investment securities and repayments on mortgage-backed securities totaling $6.3 million, partially offset by purchases of investment securities of $3.8 million.

Loans receivable totaled $96.4 million at December 31, 2002, an increase of $685,000, or .7%, over June 30, 2002 levels. The increase was due primarily to loan disbursements of $17.6 million during the six-month period ended December 31, 2002, which were partially offset by principal repayments of $16.8 million. The volume of loan disbursements during the six months ended December 31, 2002, decreased by $456,000, or 2.5%, compared to the same period in 2001, due primarily to the current interest rate environment and a decrease in refinancing activity. The allowance for loan losses totaled $537,000 at December 31, 2002, as compared to $558,000 at June 30, 2002. Nonperforming loans totaled $1.3 million at December 31, 2002, as compared to $619,000 at June 30, 2002. The allowance for loan losses represented 40.0% of nonperforming loans as of December 31, 2002 and 90.1% at June 30, 2002. Nonperforming loans at December 31, 2002, were comprised of one- to four-family residential loans totaling $1.2 million and multi-family, consumer and commercial loans totaling $114,000. Management believes all nonperforming loans were adequately collateralized at December 31, 2002. Although management believes that its allowance for loan losses at December 31, 2002, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $86.4 million at December 31, 2002, an increase of $784,000, or ..9%, compared to June 30, 2002 levels. The increase was due primarily to management's continuing marketing efforts. While management has generally pursued a strategy of moderate growth in the deposit portfolio, the Bank historically has not engaged in sporadic increases and decreases in interest rates, nor has it offered the highest interest rates on deposits in its market area.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2002 to December 31, 2002 (continued)

Stockholders' equity totaled $12.9 million at December 31, 2002, an increase of $534,000, or 4.3%, over June 30, 2002 levels. The increase resulted primarily from net earnings of $589,000 and the effects of amortization of stock benefit plans totaling $144,000, which were partially offset by repurchases of 2,500 shares of treasury stock at an aggregate price of $29,000 and dividend payments on common stock totaling $176,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2002, the Bank's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six Month Periods Ended December 31, 2002 and 2001

General

The Corporation's net earnings totaled $589,000 for the six months ended December 31, 2002, a decrease of $6,000, or 1.0%, compared to the $595,000 of net earnings reported for the same period in 2001. The decrease in earnings resulted primarily from a $148,000 increase in general, administrative and other expense, which was partially offset by a $109,000 increase in net interest income and a $33,000 decrease in the provision for losses on loans.

Net Interest Income

Interest income on loans decreased by $338,000, or 9.1%, during the six months ended December 31, 2002, compared to the 2001 period, due primarily to an 83 basis point decrease in the average yield, to 7.03% in the 2002 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $48,000, or 11.5%, due to a 204 basis point decrease in the average yield year to year, which was partially offset by a $7.0 million, or 44.3%, increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $489,000, or 29.7%, during the six months ended December 31, 2002, compared to the 2001 period, due primarily to a 142 basis point decrease in the average cost of deposits year to year, to 2.68% in the 2002 period, which was partially offset by a $6.0 million, or 7.5%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $6,000, or .9%, due primarily to a $172,000 decrease in the weighted-average balance of Federal Home Loan Bank advances outstanding. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy throughout 2001 and 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $109,000, or 6.0%, to a total of $1.9 million for the six months ended December 31, 2002. The interest rate spread amounted to 2.91% in the 2002 six month period, as compared to 2.94% during the 2001 period, while the net interest margin totaled approximately 3.24% in 2002, as compared to 3.30% in 2001.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 2002 and 2001 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $27,000 provision for losses on loans during the six month period ended December 31, 2002, compared to $60,000 in the comparable 2001 period. The current period provision was predicated primarily upon the increase in nonperforming loans and the growth in the loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $197,000 for the six months ended December 31, 2002, a decrease of $1,000, or .5%, compared to the same period in 2001. The decrease was due primarily to a $9,000 loss on the sale of repossessed assets, partially offset by an $8,000, or 4.0%, increase in other operating income, due primarily to increases in service fees on deposit accounts and transactions.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.2 million for the six months ended December 31, 2002, an increase of $148,000, or 14.0%, compared to the same period in 2001. This increase resulted primarily from an $87,000, or 15.9%, increase in employee compensation and benefits, a $31,000, or 24.0%, increase in data processing and a $67,000, or 27.8%, increase in other operating expense, which were partially offset by a $44,000, or 65.7%, decrease in franchise taxes. The increase in employee compensation and benefits was due primarily to increased pension plan costs, normal merit increases, and a decrease in deferred loan origination costs year to year. The increase in data processing resulted primarily from costs associated with the Bank's data conversion to a new processing platform, which will provide additional benefits to customers, including the capability to provide new products and services, as well as to facilitate the Bank's future growth. The increase in other operating expense was due primarily to costs incurred in connection with the data processing conversion, as well as pro-rata increases in operating costs related to the Corporation's overall growth year to year. The decrease in franchise taxes was due to tax refunds claimed on prior year filings.

Federal Income Taxes

The provision for federal income taxes totaled $302,000 for the six months ended December 31, 2002, a decrease of $1,000, or .3%, compared to the same period in 2001. Net earnings before income taxes decreased by $7,000, or .8%, compared to the six months ended December 31, 2001. The effective tax rates were 33.9% and 33.7% for the six months ended December 31, 2002 and 2001, respectively.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2002 and 2001

General

The Corporation's net earnings totaled $296,000 for the three months ended December 31, 2002, a decrease of $28,000, or 8.6%, from the $324,000 of net earnings reported for the same period in 2001. The decrease in earnings resulted primarily from a $78,000 increase in general, administrative and other expense, which was partially offset by a $49,000 increase in net interest income.

Net Interest Income

Interest income on loans decreased by $157,000, or 8.5%, during the three months ended December 31, 2002, compared to the 2001 quarter, due primarily to a 70 basis point decrease in the average yield, to 7.02% in the 2002 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $24,000, or 12.5%, due to a 196 basis point decrease in the average yield year to year, which was partially offset by a $13.7 million increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $229,000, or 29.4%, during the three months ended December 31, 2002, compared to the 2001 quarter, due primarily to a 155 basis point decrease in the average cost of deposits year to year, to 2.55% in the 2002 quarter, partially offset by a $5.8 million, or 7.3%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $1,000, or .3%, due primarily to a $133,000, or .6%, decrease in the weighted-average balance of the Federal Home Loan Bank advances. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy throughout 2001 and 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $49,000, or 5.3%, to a total of $974,000 for the three months ended December 31, 2002. The interest rate spread amounted to 2.96% in the 2002 three month period, as compared to 3.00% during the 2001 period, while the net interest margin totaled approximately 3.28% in 2002, as compared to 3.35% in 2001.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $25,000 provision for losses on loans during the three month period ended December 31, 2002, an increase of $3,000 over the comparable 2001 period. The current period provision was predicated primarily upon an increase in nonperforming loans over the period. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $109,000 for the three months ended December 31, 2002, a decrease of $10,000, or 8.4%, compared to the same period in 2001. The decrease was due primarily to absence of a one-time receipt of stock of the Principal Financial Group ("PFG") totaling $32,000, following PFG's conversion from mutual to stock form, which was received in the 2001 period, partially offset by increased service fees on deposit accounts and transactions.

                        Community Investors Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2002 and 2001 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $611,000 for the three months ended December 31, 2002, an increase of $78,000, or 14.6%, compared to the same period in 2001. This increase resulted primarily from a $32,000, or 11.8%, increase in employee compensation and benefits, a $19,000, or 28.8%, increase in data processing and a $18,000, or 14.4%, increase in other operating expense. The increase in employee compensation and benefits was due primarily to increased pension plan costs, coupled with normal merit increases, and a decrease in deferred loan origination costs year to year. The increase in data processing resulted primarily from costs associated with the Bank's data conversion to a new processing platform, which will provide additional benefits to customers, including the capability to provide new products and services, as well as to facilitate the Bank's future growth. The increase in other operating expense was due primarily to costs incurred in connection with the data processing conversion, as well as pro-rata increases in operating costs related to the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $151,000 for the three months ended December 31, 2002, a decrease of $14,000, or 8.5%, compared to the same period in 2001. Net earnings before income taxes decreased by $42,000, or 8.6%, compared to the three months ended December 31, 2001. The effective tax rates were 33.8% and 33.7% for the three months ended December 31, 2002 and 2001, respectively.


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

         None.

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





Date:  February 14, 2003                   By:  /s/John W. Kennedy
     -------------------------                  ------------------------------
                                                  John W. Kennedy
                                                  President and Chief
                                                  Executive Officer



Date:  February 14, 2003                   By:  /s/Robert W. Siegel
     -------------------------                  -------------------------------
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

Date:    February 14, 2003                    /s/John W. Kennedy
      -----------------------                 --------------------------------
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


Date:    February 14, 2003                   /s/Robert W. Siegel
      -------------------------              ---------------------------------
                                             Robert W. Siegel
                                             Assistant Vice President,
                                             Controller and Treasurer