Form 10QSB
period 2003-03-31
COMMUNITY INVESTORS BANCORP INC
filed 2003-05-15
CIK 930277

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2003
                               --------------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:    33-84132
                        --------------

                      COMMUNITY INVESTORS BANCORP, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Ohio                                            34-1779309
-------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

               119 South Sandusky Avenue, Bucyrus, Ohio  44820
   -------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (419) 562-7055
   -------------------------------------------------------------------------
                         (Issuer's telephone number)


   -------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]    No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                   May 14, 2003 - 1,075,638 common shares
   -------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                    INDEX

                                                                Page
                                                                ----

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition        3

            Consolidated Statements of Earnings                   4

            Consolidated Statements of Comprehensive Income       5

            Consolidated Statements of Cash Flows                 6

            Notes to Consolidated Financial Statements            8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                           12

            Controls and Procedures                              16


PART II  -  OTHER INFORMATION                                    17

SIGNATURES                                                       18

CERTIFICATIONS                                                   19

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)



                                                              March 31,     June 30,
                                                                   2003         2002

ASSETS
Cash and due from banks                                        $  1,152     $  1,262
Interest-bearing deposits in other financial institutions         9,963        6,289
                                                               --------     --------
      Cash and cash equivalents                                  11,115        7,551

Investment securities available for sale - at market              9,120        8,566
Investment securities held to maturity - at amortized
 cost, approximate market  value of $86 and $91 as of
 March 31, 2003 and June 30, 2002, respectively                      85           89
Mortgage-backed securities available for sale - at market         2,102        4,197
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of $397 and
 $492 as of March 31, 2003 and June 30, 2002,
 respectively                                                       386          497
Loans receivable - net                                           95,513       95,669
Other repossessed assets                                              3            -
Office premises and equipment - at depreciated cost               1,419          730
Federal Home Loan Bank stock - at cost                            1,767        1,710
Accrued interest receivable on loans                                423          175
Accrued interest receivable on mortgage-backed securities            12           24
Accrued interest receivable on investments and
 interest-bearing deposits                                           51          107
Prepaid expenses and other assets                                   309          223
Prepaid federal income taxes                                        169          252
                                                               --------     --------

      Total assets                                             $122,474     $119,790
                                                               ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                       $ 87,957     $ 85,656
Advances from the Federal Home Loan Bank                         21,256       21,334
Advances by borrowers for taxes and insurance                       154           70
Accrued interest payable                                            175          168
Other liabilities                                                    58          124
Deferred federal income taxes                                       125          114
                                                               --------     --------
      Total liabilities                                         109,725      107,466


Stockholders' equity
  Preferred stock, 1,000,000 shares authorized, no par
   value; no shares issued                                            -            -
  Common stock, 4,000,000 shares authorized, $.01 par
   value; 1,660,850 shares issued                                    17           17
  Additional paid-in capital                                      7,375        7,310
  Retained earnings, restricted                                  10,953       10,371
  Shares acquired by stock benefit plans                           (129)        (208)
  Less 581,412 and 557,812 shares of treasury stock
   at March 31, 2003 and June 30, 2002, respectively -
   at cost                                                       (5,510)      (5,234)
  Accumulated other comprehensive income - unrealized
   gains on securities designated as available for sale,
   net of related tax effects                                        43           68
                                                               --------     --------
      Total stockholders' equity                                 12,749       12,324
                                                               --------     --------

      Total liabilities and stockholders' equity               $122,474     $119,790
                                                               ========     ========

                      Community Investors Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except share data)


                                                         Nine months ended     Three months ended
                                                             March 31,              March 31,
                                                           2003       2002       2003       2002

Interest income
  Loans                                                  $4,963     $5,500     $1,582     $1,781
  Mortgage-backed securities                                135        275         34         80
  Investment securities                                     327        305         93         97
  Interest-bearing deposits and other                        67         18         31          2
                                                         ------     ------     ------     ------
      Total interest income                               5,492      6,098      1,740      1,960

Interest expense
  Deposits                                                1,665      2,288        508        642
  Borrowings                                                992      1,002        326        330
                                                         ------     ------     ------     ------
      Total interest expense                              2,657      3,290        834        972
                                                         ------     ------     ------     ------

      Net interest income                                 2,835      2,808        906        988

Provision for losses on loans                                35        116          8         56
                                                         ------     ------     ------     ------

      Net interest income after provision
       for losses on loans                                2,800      2,692        898        932

Other income
  Loss on sale of repossessed assets                         (9)         -          -          -
  Gain on sale of loans                                       6          -          6          -
  Other operating                                           305        271         99         73
                                                         ------     ------     ------     ------
      Total other income                                    302        271        105         73

General, administrative and other expense
  Employee compensation and benefits                        937        799        302        251
  Occupancy and equipment                                   131        115         49         40
  Franchise taxes                                            62        103         39         36
  Data and item processing                                  292        197        132         68
  Other operating                                           399        367         91        126
                                                         ------     ------     ------     ------
      Total general, administrative and other expense     1,821      1,581        613        521

      Earnings before income taxes                        1,281      1,382        390        484

Federal income taxes
  Current                                                   410        430        141        169
  Deferred                                                   25         37         (8)        (5)
                                                         ------     ------     ------     ------
      Total federal income taxes                            435        467        133        164
                                                         ------     ------     ------     ------

      NET EARNINGS                                       $  846     $  915     $  257     $  320
                                                         ======     ======     ======     ======

      EARNINGS PER SHARE
        Basic                                            $  .79     $  .85     $  .24     $  .30
                                                         ======     ======     ======     ======

        Diluted                                          $  .77     $  .82     $  .23     $  .29
                                                         ======     ======     ======     ======

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (In thousands)


                                                           Nine months ended    Three months ended
                                                               March 31,             March 31,
                                                             2003       2002      2003        2002

Net earnings                                                 $846       $915      $257        $320

Other comprehensive loss, net of tax:
  Unrealized holding losses on securities during the
   period, net of tax benefits of $13, $16, $16 and $27
   for the respective periods                                 (25)       (31)      (31)        (52)
                                                             ----       ----      ----        ----
Comprehensive income                                         $821       $884      $226        $268
                                                             ====       ====      ====        ====

Accumulated comprehensive income (loss)                      $ 43       $(25)     $ 43        $(25)
                                                             ====       ====      ====        ====

                      Community Investors Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended March 31,
                               (In thousands)


                                                                            2003        2002

Cash flows from operating activities:
  Net earnings for the period                                           $    846    $    915
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                         37           7
    Amortization of deferred loan origination fees                           (78)       (103)
    Depreciation and amortization                                             63          45
    Provision for losses on loans                                             35         116
    Loans originated for sale in the secondary market                       (180)          -
    Proceeds from sale of loans                                              184           -
    Gain on sale of loans                                                     (4)          -
    Amortization expense of stock benefit plans                              145         160
    Loss on sale of other repossessed assets                                   9           -
    Federal Home Loan Bank stock dividends                                   (58)        (69)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                  (248)       (116)
      Accrued interest receivable on mortgage-backed securities               12          14
      Accrued interest receivable on investments and
       interest-bearing deposits                                              56          (8)
      Prepaid expenses and other assets                                      (85)         49
      Accrued interest payable                                                 7         (14)
      Other liabilities                                                      (66)        (70)
      Federal income taxes
        Current                                                               94         (35)
        Deferred                                                              25          37
                                                                        --------    --------
          Net cash provided by operating activities                          794         928

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                          8,264       4,698
  Purchase of investment securities designated as available for sale      (8,820)     (3,580)
  Principal repayments on mortgage-backed securities                       2,145       2,296
  Loan principal repayments                                               23,628      30,162
  Loan disbursements                                                     (23,485)    (31,082)
  Purchase of office premises and equipment                                 (754)        (28)
  Proceeds from sale of repossessed assets                                    25           8
                                                                        --------    --------
          Net cash provided by investing activities                        1,003       2,474
                                                                        --------    --------

          Net cash provided by operating and investing
           activities (subtotal carried forward)                           1,797       3,402
                                                                        --------    --------




                      Community Investors Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended March 31,
                               (In thousands)



                                                                            2003        2002

      Net cash provided by operating and investing
       activities (subtotal brought forward)                            $  1,797    $  3,402

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                         2,301         974
  Proceeds from Federal Home Loan Bank advances                                -       1,500
  Repayment of Federal Home Loan Bank advances                               (78)     (2,352)
  Advances by borrowers for taxes and insurance                               84         116
  Purchase of treasury stock                                                (276)       (437)
  Dividends on common stock                                                 (264)       (255)
                                                                        --------    --------
      Net cash provided by (used in) financing activities                  1,767        (454)
                                                                        --------    --------

Net increase in cash and cash equivalents                                  3,564       2,948

Cash and cash equivalents at beginning of period                           7,551       3,393
                                                                        --------    --------

Cash and cash equivalents at end of period                              $ 11,115    $  6,341
                                                                        ========    ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                $    357    $    487
                                                                        ========    ========

    Interest on deposits and borrowings                                 $  2,650    $  3,304
                                                                        ========    ========

Supplemental disclosure of noncash investing activities:
  Transfers from loans to property acquired in settlement of loans      $     36    $     53
                                                                        ========    ========

  Unrealized losses on securities designated as available
   for sale, net of related tax effects                                 $    (25)   $    (31)
                                                                        ========    ========

  Recognition of mortgage servicing rights in accordance with
   SFAS No. 140                                                         $      2    $      -
                                                                        ========    ========

                      Community Investors Bancorp, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the nine and three months ended March 31, 2003 and 2002


1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to a reduction for 34,551 and 25,528 weighted-average unallocated shares held by the ESOP for the nine and three month periods ended March 31, 2003, respectively. Weighted-average common shares deemed outstanding gives effect to a reduction for 38,964 and 35,605 weighted-average unallocated shares held by the ESOP for the nine and three month periods ended March 31, 2002, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations were as follows:


                                       For the nine months ended       For the three months ended
                                               March 31,                       March 31,
                                            2003            2002            2003             2002

Weighted-average common shares
 outstanding (basic)                   1,064,220       1,081,220       1,063,123        1,068,235
Dilutive effect of assumed exercise
 of stock options                         38,229          28,212          38,229           27,560
                                       ---------       ---------       ---------        ---------
Weighted-average common shares
 outstanding (diluted)                 1,102,449       1,109,432       1,101,352        1,095,795
                                       =========       =========       =========        =========

                      Community Investors Bancorp, Inc.

         For the nine and three months ended March 31, 2003 and 2002


4.    Effects of Recent Accounting Pronouncements
      -------------------------------------------

In August 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2002 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective July 1, 2002, without material effect on the Corporation's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Corporation's financial condition or results of operations.

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

Management adopted SFAS No. 147 effective October 1, 2002, without material effect on the Corporation's financial condition or results of operations.

                      Community Investors Bancorp, Inc.

         For the nine and three months ended March 31, 2003 and 2002


4.    Effects of Recent Accounting Pronouncements (continued)
      -------------------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management adopted the disclosure provisions of SFAS No. 148 effective March 31, 2003, without material effect on the Corporation's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation has not established any variable interest entities subsequent to January 31, 2003. Management is currently evaluating the effect of the provisions of FIN 46 on its financial statements.

5.    Stock Option Plan
      -----------------

In fiscal 1996, the Board of Directors adopted a Stock Option Plan (the "Plan") that provided for the issuance of 166,084 shares of authorized, but unissued shares of common stock at the fair value at the date of grant.

The Corporation accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, there would have been no material effect on the Corporation's consolidated net earnings and earnings per share for the nine and three month periods ended March 31, 2003 and 2002.

                      Community Investors Bancorp, Inc.

         For the nine and three months ended March 31, 2003 and 2002


5.    Stock Option Plan (continued)
      -----------------

A summary of the status of the Corporation's stock option plan as of March 31, 2003 and June 30, 2002 and 2001, and changes during the periods ending on those dates is presented below:


                                        Nine months ended                      Year ended
                                            March 31,                           June 30,
                                              2003                    2002                    2001
                                                 Weighted-               Weighted-               Weighted-
                                                   average                 average                 average
                                                  exercise                exercise                exercise
                                       Shares        price     Shares        price     Shares        price

Outstanding at beginning of period    110,774        $7.64    112,574        $7.64    114,824       $ 7.64
Granted                                   -            -          -            -          -            -
Exercised                                 -            -       (1,800)        7.67     (1,800)        6.61
Forfeited                                 -            -          -            -         (450)       10.83
                                      -------        -----    -------        -----    -------       ------
Outstanding at end of period          110,774        $7.64    110,774        $7.64    112,574       $ 7.64
                                      =======        =====    =======        =====    =======       ======

Options exercisable at period-end     110,774        $7.64    107,050        $7.54    102,787       $ 7.41
                                      =======        =====    =======        =====    =======       ======


The following information applies to options outstanding at March 31, 2003:


Number outstanding                                     110,774
Range of exercise prices                        $6.61 - $10.83
Weighted-average exercise price                          $7.64
Weighted-average remaining contractual life          3.7 years

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Forward-Looking Statements
--------------------------

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


Discussion of Financial Condition Changes from June 30, 2002 to March 31, 2003
------------------------------------------------------------------------------

At March 31, 2003, the Corporation's assets totaled $122.5 million, an increase of $2.7 million, or 2.2%, compared to the level reported at June 30, 2002. The increase in assets was primarily comprised of a $3.6 million increase in cash and cash equivalents and a $550,000 increase in investment securities, which were partially offset by a $2.0 million decrease in mortgage-backed securities.

Cash and interest-bearing deposits totaled $11.1 million at March 31, 2003, an increase of $3.5 million, or 47.2%, over June 30, 2002. Investment and mortgage-backed securities totaled $11.7 million at March 31, 2003, a decrease of $1.6 million, or 12.4%, from June 30, 2002, due primarily to maturities of investment securities and repayments on mortgage-backed securities totaling $10.4 million, partially offset by purchases of investment securities of $8.8 million.

Loans receivable totaled $95.5 million at March 31, 2003, a decrease of $156,000, or .2%, from June 30, 2002 levels. The decrease was due primarily to principal repayments of $23.8 million during the nine-month period ended March 31, 2003, which were partially offset by loan disbursements of $23.7 million. The volume of loan disbursements during the nine months ended March 31, 2003, decreased by $7.4 million or 23.9%, compared to the same period in 2002, due primarily to the current interest rate environment and a decrease in refinancing activity. The allowance for loan losses totaled $541,000 at March 31, 2003, as compared to $558,000 at June 30, 2002.
Nonperforming loans totaled $1.1 million at March 31, 2003, as compared to $619,000 at June 30, 2002. The allowance for loan losses represented 49.2% of nonperforming loans as of March 31, 2003 and 90.1% at June 30, 2002. Nonperforming loans at March 31, 2003, were comprised of one- to four-family residential loans totaling $632,000 and multi-family, consumer and commercial loans totaling $467,000. Management believes all nonperforming loans were adequately collateralized at March 31, 2003. Although management believes that its allowance for loan losses at March 31, 2003, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $88.0 million at March 31, 2003, an increase of $2.3 million, or 2.7%, compared to June 30, 2002 levels. The increase was due primarily to management's continuing marketing efforts.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2002 to March 31,
-------------------------------------------------------------------------
2003 (continued)
----

Stockholders' equity totaled $12.7 million at March 31, 2003, an increase of $425,000, or 3.4%, over June 30, 2002 levels. The increase resulted primarily from net earnings of $846,000 and the effects of amortization of stock benefit plans totaling $145,000, which were partially offset by repurchases of 23,600 shares of treasury stock at an aggregate price of $276,000 and dividend payments on common stock totaling $264,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2003, the Bank's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 2003 and 2002
-----------------------

General
-------

The Corporation's net earnings totaled $846,000 for the nine months ended March 31, 2003, a decrease of $69,000, or 7.5%, compared to the $915,000 of net earnings reported for the same period in 2002. The decrease in earnings resulted primarily from a $240,000 increase in general, administrative and other expense, which was partially offset by a $27,000 increase in net interest income, a $31,000 increase in other income, an $81,000 decrease in the provision for losses on loans, and a $32,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $537,000, or 9.8%, during the nine months ended March 31, 2003, compared to the 2002 period, due primarily to an 83 basis point decrease in the average yield, to 6.91% in the 2003 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $69,000, or 11.5%, due to a 211 basis point decrease in the average yield year to year, which was partially offset by an $8.0 million, or 64.0%, increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $623,000, or 27.2%, during the nine months ended March 31, 2003, compared to the 2002 period, due primarily to a 127 basis point decrease in the average cost of deposits year to year, to 2.55% in the 2003 period, which was partially offset by a $7.2 million, or 9.1%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $10,000, or 1.0%, due primarily to a $339,000 decrease in the weighted-average balance of Federal Home Loan Bank advances outstanding. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $27,000, or 1.0%, to a total of $2.8 million for the nine months ended March 31, 2003. The interest rate spread amounted to 2.92% in the 2003 nine month period, as compared to 3.07% during the 2002 period, while the net interest margin totaled approximately 3.20% in 2003, as compared to 3.40% in 2002.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 2003 and 2002 (continued)
-----------------------

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $35,000 provision for losses on loans during the nine month period ended March 31, 2003, compared to $116,000 in the comparable 2002 period. The current period provision was predicated primarily upon the increase in nonperforming loans. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $302,000 for the nine months ended March 31, 2003, an increase of $31,000, or 11.4%, compared to the same period in 2002. The increase was due primarily to a $34,000, or 12.5% increase in other operating income, due primarily to increases in service fees on deposit accounts and transactions, and a $6,000 gain on sale of loans, which was partially offset by an $9,000 loss in sale of repossessed assets. During the current quarter, the Bank initiated a program to sell certain one- to four-family residential loans in the secondary market, primarily to the Federal Home Loan Bank.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.8 million for the nine months ended March 31, 2003, an increase of $240,000, or 15.1%, compared to the same period in 2002. This increase resulted primarily from a $138,000, or 17.2%, increase in employee compensation and benefits, a $95,000, or 48.2%, increase in data and item processing and a $32,000, or 8.7%, increase in other operating expense, which were partially offset by a $41,000, or 39.8%, decrease in franchise taxes. The increase in employee compensation and benefits was due primarily to increased pension plan costs, normal merit increases, and a decrease in deferred loan origination costs year to year. The increase in data processing resulted primarily from costs associated with the Bank's data conversion to a new processing platform, which will provide additional benefits to customers, including the capability to provide new products and services, as well as to facilitate the Bank's future growth. Additionally, data processing includes costs related to item processing in fiscal 2003, which have been more than offset by interest earned on a compensating balance at the correspondent bank. The increase in other operating expense was due primarily to costs incurred in connection with the data processing conversion, as well as pro-rata increases in operating costs related to the Corporation's overall growth year to year. The decrease in franchise taxes was due to tax refunds claimed on prior year filings.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $435,000 for the nine months ended March 31, 2003, a decrease of $32,000, or 6.9%, compared to the same period in 2002. Net earnings before income taxes decreased by $101,000, or 7.3%, compared to the nine months ended March 31, 2002. The effective tax rates were 33.9% and 33.8% for the nine months ended March 31, 2003 and 2002, respectively.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
March 31, 2003 and 2002
-----------------------

General
-------

The Corporation's net earnings totaled $257,000 for the three months ended March 31, 2003, a decrease of $63,000, or 19.7%, from the $320,000 of net earnings reported for the same period in 2002. The decrease in earnings resulted primarily from an $82,000 decrease in net interest income and a $92,000 increase in general, administrative and other expense, which were partially offset by a $48,000 decrease in the provision for losses on loans, a $32,000 increase in other income and a $31,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $199,000, or 11.2%, during the three months ended March 31, 2003, compared to the 2002 quarter, due primarily to a 114 basis point decrease in the average yield, to 6.60% in the 2003 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $21,000, or 11.7%, due to a 235 basis point decrease in the average yield year to year, which was partially offset by a $7.7 million increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $134,000, or 20.9%, during the three months ended March 31, 2003, compared to the 2002 quarter, due primarily to a 91 basis point decrease in the average cost of deposits year to year, to 2.34% in the 2003 quarter, partially offset by an $8.0 million, or 10.1%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $4,000, or 1.2%, due primarily to a decrease in the weighted-average balance of the Federal Home Loan Bank advances. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $82,000, or 8.3%, to a total of $906,000 for the three months ended March 31, 2003. The interest rate spread amounted to 2.82% in the 2003 three month period, as compared to 3.32% during the 2002 period, while the net interest margin totaled approximately 3.07% in 2003, as compared to 3.62% in 2002.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded an $8,000 provision for losses on loans during the three month period ended March 31, 2003, a decrease of $48,000 from the comparable 2002 period. The current period provision was predicated primarily upon an increase in nonperforming loans over the period. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $105,000 for the three months ended March 31, 2003, an increase of $32,000, or 43.8%, compared to the same period in 2002. The increase was due primarily to increased service fees on deposit accounts and transactions, coupled with a $6,000 gain on sale of loans. During the current quarter, the Bank initiated a program to sell certain one- to four-family residential loans in the secondary market, primarily to the Federal Home Loan Bank.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
March 31, 2003 and 2002 (continued)
-----------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $613,000 for the three months ended March 31, 2003, an increase of $92,000, or 17.7%, compared to the same period in 2002. This increase resulted primarily from a $51,000, or 20.3%, increase in employee compensation and benefits, and a $64,000, or 94.1%, increase in data processing, which were partially offset by a $35,000, or 27.8%, decrease in other operating expense. The increase in employee compensation and benefits was due primarily to increased pension plan costs, coupled with normal merit increases, and a decrease in deferred loan origination costs year to year. The increase in data processing resulted primarily from costs associated with the Bank's data conversion to a new processing platform, which will provide additional benefits to customers, including the capability to provide new products and services, as well as to facilitate the Bank's future growth. Additionally, data processing includes costs related to item processing in fiscal 2003, which have been more than offset by interest earned on a compensating balance at the correspondent bank.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $133,000 for the three months ended March 31, 2003, a decrease of $31,000, or 18.9%, compared to the same period in 2002. Net earnings before income taxes decreased by $94,000, or 19.4%, compared to the three months ended December 31, 2002. The effective tax rates were 34.1% and 33.9% for the three months ended March 31, 2003 and 2002, respectively.


Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

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

                      Community Investors Bancorp, Inc.

                                   PART II


ITEM 1.     Legal Proceedings
            -----------------

            Not applicable


ITEM 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------

            Not applicable


ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable


ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.

ITEM 5.     Other Information
            -----------------

            None


ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            Reports on Form 8-K:  None.

            Exhibits:

              99.1                Certification of Chief Executive Officer

              99.2                Certification of Principal Financial
Officer

                      Community Investors Bancorp, Inc.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 14, 2003                    By:  /s/John W. Kennedy
       -----------------------              --------------------------
                                            John W. Kennedy
                                            President and Chief
                                            Executive Officer



Date:  May 14, 2003                    By:  /s/Robert W. Siegel
       -----------------------              --------------------------
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

Date:  May 14, 2003                    /s/ John W. Kennedy
     -------------------------         -------------------------------
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


Date:  May 14, 2003                    /s/Robert W. Siegel
     -------------------------         -------------------------------
                                       Robert W. Siegel
                                       Assistant Vice President,
                                       Controller and Treasurer