Form 10KSB
period 2003-06-30
COMMUNITY INVESTORS BANCORP INC
filed 2003-09-29
CIK 930277

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2003

                                     OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                        Commission File No.: 0-25470
                                             -------

                      Community Investors Bancorp, Inc.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Ohio                                        34-1779309
---------------------------------                    ----------------------
   (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

    119 South Sandusky Avenue
          Bucyrus, Ohio                                      44820
---------------------------------                    ----------------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 17, 2003 was $11.2 million.

The number of shares issued and outstanding of the Registrant's Common Stock as of September 17, 2003 was 1,073,780.

                     DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 2003 - Parts I, II and IV.

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 20, 2003. - Part III.

                      COMMUNITY INVESTORS BANCORP, INC.

                          FORM 10-KSB ANNUAL REPORT

                              TABLE OF CONTENTS

                                   PART I

Item 1.  Business of Community Investors Bancorp, Inc                       1
Item 2.  Description of Property                                           24
Item 3.  Legal Proceedings                                                 24
Item 4.  Submission of Matters to a Vote of Security Holders               24

                                   PART II

Item 5.  Market for Common Equity and Related Shareholder
         Matters                                                           25
Item 6.  Management's Discussion and Analysis or Plan of Operation         25
Item 7.  Financial Statements                                              25
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          25

                                  PART III

Item 9.  Directors, Executive Officers Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                 25
Item 10. Executive Compensation                                            25
Item 11. Security Ownership of Certain Beneficial Owners and Management    25
Item 12. Certain Relationships and Related Transactions                    26

                                   PART IV

Item 13. Exhibits and Reports on Form 8-K                                  27
Item 14. Controls and Procedures                                           27

Signatures                                                                 28

                                   PART I

Item 1.  Business of Community Investors Bancorp, Inc.

General

      Community Investors Bancorp, Inc. (the "Corporation") was organized in September 1994 at the direction of the Board of Directors of First Federal Savings and Loan Association of Bucyrus. During fiscal 2001, the Association changed its name to First Federal Community Bank of Bucyrus ("First Federal" or the "Bank"). The Corporation was formed for the purpose of acquiring all of the common stock to be issued by the Bank upon its conversion from a federally-chartered mutual savings and loan to a federally-chartered stock Bank (the "Conversion"). Since completion of the Conversion on February 6, 1995, the Corporation has conducted business as a unitary savings and loan holding company. At June 30, 2003, the Corporation had $122.7 million of total assets, $109.8 million of total liabilities, including $88.1 million of deposits, and $12.8 million of stockholders' equity.

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

      The Bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Banks." At June 30, 2003, the Bank's limit on loans-to-one borrower was approximately $1.9 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.0 million, $564,000, $494,000, $470,000 and $447,000. All of these loans or groups of loans were performing in accordance with their terms at June 30, 2003. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

      Loan Portfolio Composition.     The following table sets forth the
composition of the Bank's loan portfolio, including loans held for sale, by type of loan at the dates indicated.


                                                                       June 30,
                                              ----------------------------------------------------------
                                                    2003                 2002                 2001
                                              ----------------     ----------------     ----------------
                                              Amount       %       Amount       %       Amount       %
                                                                 (Dollars in thousands)

Mortgage loans:
  Secured by one-to-four family residences    $79,801     82.8%    $79,248     80.5%    $74,114     77.4%
  Secured by other residential properties         790      0.8         898      0.9       1,152      1.2
  Construction loans                            1,458      1.5       1,974      2.0         767      0.8
  Nonresidential and land                       5,001      5.2       6,615      6.7       8,333      8.7
                                              -------    -----     -------    -----     -------    -----
    Total mortgage loans                       87,050     90.3      88,735     90.1      84,366     88.1

Other loans:
  Commercial                                    4,928      5.1       2,040      2.1       3,313      3.5
  Automobile                                    2,446      2.6       1,693      1.7       2,655      2.8
  Home equity and improvement                     117      0.1          91      0.1         158      0.2
  Other                                         1,793      1.9       5,901      6.0       5,223      5.4
                                              -------    -----     -------    -----     -------    -----
    Total other loans                           9,284      9.7       9,725      9.9      11,349     11.9
                                              -------    -----     -------    -----     -------    -----
    Total loans                                96,334    100.0%     98,460    100.0%     95,715    100.0%
                                                         =====                =====                =====

Less:
  Net deferred loan origination fees              268                  293                  297
  Undisbursed loan funds                          999                1,940                  714
  Allowance for loan losses                       544                  558                  497
                                              -------              -------              -------
  Loans receivable - net                      $94,523              $95,669              $94,207
                                              =======              =======              =======

      Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 2003, regarding the dollar amount of loans maturing in the Bank's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.


                                             Mortgage Loans               Other Loans
                                       -------------------------    ----------------------
                                          Secured by
                                         One-to-four       Other                  Consumer
                                              Family    Mortgage                       and
                                       Residences(1)    Loans(2)    Commercial       Other      Total

Amounts due in:
  One year or less                        $ 2,221        $  300       $  928       $1,376     $ 4,825
  After one year through five years        10,354         1,407        4,000        2,980      18,741
  Over five years                          68,684         4,084            -            -      72,768
                                          -------        ------       ------       ------     -------

Total                                     $81,259        $5,791       $4,928       $4,356     $96,334
                                          =======        ======       ======       ======     =======

Interest rate terms on amounts due
 after one year:
  Fixed                                                                                       $35,522
  Adjustable                                                                                   55,987
                                                                                              -------

                                                                                              $91,509
                                                                                              =======

<F1>  Includes construction loans.
<F2>  Includes loans secured by other residential properties and nonresidential mortgage loans.

Origination, Purchase and Sale of Loans

      The lending activities of the Bank are subject to the written non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained primarily through real estate brokers, existing customers, walk-in customers and branch managers. Appraisals are performed on all real estate loans of $75,000 or more and may be performed on certain loans less than $75,000. Property valuations are always performed by independent outside appraisers approved by the Bank's Board of Directors. Hazard insurance is required on substantially all property that serves as collateral. The Bank has local counsel perform a title search on each loan and issue a legal opinion as to good and marketable title. The Bank does not require title insurance on such loans. Substantially all of the Bank's loans are secured by property located in its market area. The Bank has not been an active purchaser of loans.

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

      The Bank has emphasized the origination of adjustable rate mortgage ("ARM") loans for several years. As a result, at June 30, 2003, approximately 62.9% of 1-4 family residential mortgage loans in the Bank's portfolio were comprised of ARM loans. All real estate mortgage loans are originated for portfolio, however, during fiscal 2001 the Bank began to originate loans under terms and conditions which would permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). During fiscal 2003, the Bank sold certain fixed-rate mortgage loans to the Federal Home Loan Bank of Cincinnati, retaining servicing on loans sold. Total loans sold amounted to $2.0 million, which resulted in a realized gain on sale of $77,000. At June 30, 2003, the Bank had $318,000 of loans identified as held for sale.

      The following table shows origination, purchase and sale activity of the Bank with respect to its loans during the periods indicated:


                                                        Year ended June 30,
                                                  ------------------------------
                                                     2003        2002       2001
                                                          (In thousands)

Mortgage loan originations:
  Secured by one-to-four family residences        $26,420     $29,282    $10,200
  Construction loans                                1,172       3,154      1,702
  Nonresidential and land                             605       2,097      1,084
                                                  -------     -------    -------
Total mortgage loan originations                   28,197      34,533     12,986

Other loan originations:
  Commercial                                        4,470       1,243      1,404
  Automobiles                                       1,497       1,095      1,836
  Home equity and improvement                         910       1,144      1,789
  Other                                             1,259       1,572        694
                                                  -------     -------    -------
Total other loans                                   8,136       5,054      5,723
                                                  -------     -------    -------

Total loans originated and purchased               36,333      39,587     18,709

Less:
  Loan principal repayments                        35,508      38,054     18,856
  Sales of whole loans and participations           2,037           -          -
  Transferred to real estate, mobile homes and
   other assets held for sale                          36          55         21
  Other, net                                         (102)         16         (9)
                                                  -------     -------    -------

Net increase (decrease) in total loans            $(1,146)    $ 1,462    $  (159)
                                                  =======     =======    =======

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

      Interest receivable is accrued on all loans and credited to income as earned. When a loan is delinquent three payments or more, the unpaid interest is fully reserved by a provision to the allowance for uncollected interest. A nonmortgage loan is generally charged off after it becomes delinquent 120 days. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balances can be reasonably expected. The Bank had nonaccruing loans 90 or more days delinquent totaling $1.6 million and $619,000 at June 30, 2003 and 2002, respectively.

Delinquent Loans

      The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                           June 30, 2003                               June 30, 2002
                             -----------------------------------------   -----------------------------------------
                                 30-89 Days          90 or More Days          30-89 Days         90 or More Days
                             -------------------   -------------------   -------------------   -------------------
                                      Percent of            Percent of            Percent of            Percent of
                                            Loan                  Loan                  Loan                  Loan
                             Amount     Category   Amount     Category   Amount     Category   Amount     Category
                                                             (Dollars in thousands)

Mortgage loans:
  Secured by one-to-four
   family residences         $  959        1.20%   $1,283        1.61%   $1,191        1.50%     $420        .53%
  Secured by other
   residential properties        71        8.99         -           -         -           -         -          -
  Other, nonresidential           -           -         -           -        22         .33         -          -
                             ------                ------                ------                  ----
Total mortgage loans          1,030        1.18     1,283        1.47     1,213        1.37       420        .47

Other loans:
  Commercial                    139        2.82       349        7.08         -           -         -          -
  Automobile                     65        2.66        10         .41        60        3.54        20       1.18
  Other                           2         .11         3         .17       144        2.44       179       3.03
                             ------                ------                ------                  ----
Total other loans               206        2.22       362        3.90       204        2.10       199       2.05
                             ------                ------                ------                  ----

Total                        $1,236        1.28%   $1,645        1.71%   $1,417        1.44%     $619       .63%
                             ======        ====    ======        ====    ======        ====      ====      ====

      The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.


                                                      June 30,
                                              ------------------------
                                                2003     2002     2001
                                               (Dollars in thousands)

Non-accruing loans:
  Secured by one-to-four family residences    $1,283     $420     $476
  Secured by other residential properties          -        -        -
  Nonresidential                                   -        -        -
  Mobile homes                                     -        -        -
  Automobile                                      10       20       42
  Commercial                                     349        -        -
  Other                                            3      179      177
  Accruing loans 90 days or more delinquent        -        -        -
                                              ------     ----     ----
Total non-performing loans                     1,645      619      695

Property acquired in settlement of loans           -        -        8
                                              ------     ----     ----
Total non-performing assets                    1,645      619      703

Troubled debt restructurings                       -        8       52
                                              ------     ----     ----
Total                                         $1,645     $627     $755
                                              ======     ====     ====

Total non-performing loans and troubled
 debt restructurings as a percentage of
 total loans                                    1.74%    0.65%    0.80%
                                              ======     ====     ====

Total non-performing assets and troubled
 debt restructurings as a percentage of
 total assets                                   1.34%    0.51%    0.66%
                                              ======     ====     ====

      Additional interest income that would have been recognized had nonperforming loans performed in accordance with their original terms amounted to approximately $28,000, $54,000 and $42,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Classified Assets

      Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At June 30, 2003, the Bank had approximately $1.9 million of classified assets, net of specific loss allowances, consisting of $1.6 million of substandard and $307,000 of "special mention." There were no assets categorized as "doubtful" or "loss" at June 30, 2003.

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

      The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.


                                                            Year ending June 30,
                                                      -------------------------------
                                                         2003        2002        2001
                                                           (Dollars in thousands)

Average loans, net                                    $95,235     $94,841     $94,089
                                                      =======     =======     =======

Allowance for loan losses, beginning of year          $   558     $   497     $   484
Charged-off loans:
  Secured by one-to-four family residences                 30          64          17
  Automobiles                                               2           -          21
  Other                                                    28          23          23
                                                      -------     -------     -------
    Total charged-off loans                                60          87          61

Recoveries on loans previously charged off:
  Secured by one-to-four family residences                  -           -           -
  Secured by other residential properties                   -           -           -
  Mobile homes                                              2           -           -
  Automobiles                                               -           2           2
  Other                                                    11           7           4
                                                      -------     -------     -------
    Total recoveries                                       13           9           6
                                                      -------     -------     -------

    Net loans charged-off                                  47          78          55
Provision for losses on loans                              33         139          68
                                                      -------     -------     -------

Allowance for loan losses, end of year                $   544     $   558     $   497
                                                      =======     =======     =======

Net loans charged-off to average loans, net               .05%        .08%        .06%
Allowance for loan losses to total loans                  .56%        .57%        .52%
Allowance for loan losses to nonperforming loans        33.07%      90.15%      71.51%
Net loans charged-off to allowance for loan losses       8.64%      13.98%      11.07%

      The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                             June 30,
                               --------------------------------------------------------------------
                                       2003                    2002                    2001
                               --------------------    --------------------    --------------------
                                         % of Loans              % of Loans              % of Loans
                                            In Each                 In Each                 In Each
                                           Category                Category                Category
                                           To Total                To Total                To Total
                               Amount         Loans    Amount         Loans    Amount         Loans
                                                      (Dollars in thousands)

Secured by one-to-four
 family residences               $474         82.8%      $303         80.5%      $242         77.4%
Secured by other
 residential properties             2          0.8          2          0.9          4          1.2
Construction loans                  3          1.5          4          2.0          5          0.8
Other, nonresidential              10          5.2         13          6.7         27          8.7
Mobile homes                        -            -          -            -          -            -
Commercial                         10          5.1          4          2.1         56          3.5
Automobile                          4          2.6          4          1.7         45          2.8
Home equity and improvement         -          0.1          -          0.1          3          0.2
Other                              41          1.9        228          6.0        115          5.4
                                 ----        -----       ----        -----       ----        -----

Total                            $544        100.0%      $558        100.0%      $497        100.0%
                                 ====        =====       ====        =====       ====        =====

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

      The Corporation's investment portfolio includes highly-rated corporate debt securities. None of the Corporation's investments are considered to be high risk and management does not believe the risks associated with these investments to be significantly different from risks associated with other pass-through agency securities. The Corporation does not invest in off-balance sheet derivative securities.

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


                                                       June 30,
                            --------------------------------------------------------------
                                   2003                  2002                  2001
                            ------------------    ------------------    ------------------
                             Amount    Percent     Amount    Percent     Amount    Percent
                                                (Dollars in thousands)

Passbook                    $20,130     22.9%     $18,419     21.5%     $15,114     18.9%
Money market demand,
 NOW and super NOW           20,513     23.3       20,339     23.7       11,329     14.1
Certificates of deposit      47,422     53.8       46,898     54.8       53,647     67.0
                            -------    -----      -------    -----      -------    -----
Total deposits at end of
 period                     $88,065    100.0%     $85,656    100.0%     $80,090    100.0%
                            =======    =====      =======    =====      =======    =====

      The following table sets forth the Corporation's net deposit flows during the periods indicated.


                                                             Year ended June 30,
                                                        -----------------------------
                                                          2003       2002        2001
                                                               (In thousands)

Net increase (decrease) before interest credited        $  308     $2,620     $(2,304)
Interest credited                                        2,101      2,946       3,256
                                                        ------     ------     -------

Net deposits increase                                   $2,409     $5,566     $   952
                                                        ======     ======     =======

      The following table sets forth maturities of the Corporation's certificates of deposit of $100,000 or more at June 30, 2003 by time remaining to maturity.


                                        (In thousands)

Three months or less                        $  901
Over three months through six months           727
Over six months through 12 months              879
Over 12 months                               4,947
                                            ------

Total                                       $7,454
                                            ======

      The following table presents, by various interest rate categories, the amount of certificates of deposit at June 30, 2003 which mature during the periods indicated.


                                        Amounts at June 30, 2003
                                            Maturing Within
                              -----------------------------------------
                                  One       Two     Three
Certificates of Deposit          Year     Years     Years    Thereafter
                                            (In thousands)

0.50% to 2.0%                 $10,062    $  196    $    -        $    -
2.01% to 4.0%                  28,531     2,693       843           754
4.01% to 6.0%                   2,147       362       425         1,409
                              -------    ------    ------        ------
Total certificate accounts    $40,740    $3,251    $1,268        $2,163
                              =======    ======    ======        ======

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

      The following table sets forth the maximum month-end balance and average balance of the Corporation's FHLB advances during the periods indicated.


                                             Year ended June 30,
                                     -------------------------------
                                        2003        2002        2001
                                           (Dollars in thousands)

Maximum balance                      $21,334     $22,851     $29,606
Average balance                       21,258      21,541      25,305
Weighted average interest rate of
 FHLB advances                          6.21%       6.19%       6.30%

      The following table sets forth certain information as to the Corporation's FHLB advances at the dates indicated.


                                                  June 30,
                                     -------------------------------
                                        2003        2002        2001
                                           (Dollars in thousands)

FHLB advances                        $21,244     $21,334     $22,199
Weighted-average interest rate of
 FHLB advances                          6.21%       6.21%       6.15%

Employees

      The Corporation had 29 full-time employees and 7 part-time employees at June 30, 2003. None of these employees is represented by a collective bargaining agreement, and the Corporation believes that it enjoys good relations with its personnel.

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

      The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings banks meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2003, the Bank was in compliance with applicable loans-to-one borrower limitations.

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

      At June 30, 2003, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

      Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC and loans for educational purposes, loans to small businesses, and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; loans for personal, family or homehold purposes (other than those included in the 100% basket above); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets,
(ii) property used by the savings institution to conduct its business, and
(iii) liquid assets up to 20% of the institution's total assets. At June 30, 2003, the qualified thrift investments of the Bank were approximately 94.3% of its portfolio assets.

Restrictions on Capital Distributions

      A subsidiary of a savings and loan holding company must file a notice or an application with the OTS before it can pay a dividend. An OTS regulation governs capital distributions by savings banks, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings bank to make capital distributions. Generally, the Bank's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

Federal Home Loan Bank System

      The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 2003, the Bank had advances of $21.2 million from the FHLB of Cincinnati.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to a least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 2003, the Bank had $1.8 million in FHLB stock, which was in compliance with this requirement.

      The FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of Cincinnati to the Bank for the fiscal year ended June 30, 2003 totaled $75,000.

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

Federal Deposit Insurance Corporation

      The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. First Federal is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions against insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

      The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $42.1 million or less (after a $6.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At June 30, 2003, the Bank was in compliance with applicable requirements.

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

Sarbanes-Oxley Act of 2002

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities required to file reports under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act establishes, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation's common stock is registered with the SEC, it is subject to the Sarbanes-Oxley Act, and any future rules or regulations promulgated under such act.

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

      In July 2000, the Bank's directorate entered into an agreement with the OTS that required the completion of a number of regulatory related initiatives within 90 days. Among other things, the agreement provided for
(a) the hiring of a Compliance Officer or external consultant specializing in compliance matters, and (b) adoption of a written compliance program, including comprehensive training and compliance testing. The Bank performed in accordance with these initiatives and the aforementioned agreement was terminated effective December 2002.

                        CRITICAL ACCOUNTING POLICIES

General

      The preparation of consolidated financial statements under accounting principles generally accepted in the United States of America ("US GAAP") requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP. Management has discussed the development and the selection of critical accounting policies with the Corporation's audit committee.

      Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Actual results could differ from those estimates.

Allowance for Loan Losses

      The Corporation has developed policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the evaluation of credit risk after careful consideration of all information available. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

      The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank's trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.

      While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of loan losses could be materially different.

      The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on management's current judgment about the credit quality of the loan portfolio.

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

      Fiscal Year - The Corporation and the Bank will file federal income tax returns on a consolidated basis.

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

      Pursuant to certain legislation which was effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Bank, is no longer permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions are permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation requires the Bank to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation requires a small thrift institution to recapture (i.e., take into income) over a multi-year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. The Bank provided deferred taxes for the recapture amount and, began to amortize the recapture of the bad debt reserve over a six year period in fiscal 1999.

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

      As of June 30, 2003, the Bank's accumulated bad debt reserve for qualifying real property loans and its supplemental bad debt reserve balances totaled approximately $1.2 million. The Bank believes it has approximately $9.9 million of accumulated earnings and profits as of June 30, 2003, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "Dividend Policy."

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

      Audit by IRS - The Bank's federal income tax returns for taxable years through June 30, 1999 have been closed for the purpose of examination by the IRS.

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

State Taxation

      The Bank is subject to an Ohio franchise taxed based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.3% for both 2003 and 2002.

Item 2. Description of Property

      At June 30, 2003, the Corporation conducted its business from its executive offices in Bucyrus, Ohio and two full-service branch offices. All of these offices are located in Crawford County, Ohio.

      The following table sets forth certain information with respect to the Corporation's office properties at June 30, 2003.


                                              Net Book
                                   Leased/    Value of    Amount of
                                     Owned    Property     Deposits
                                           (In thousands)

Main Office                          Owned        $228      $71,086
119 South Sandusky Avenue
Bucyrus, Ohio 44820

South Branch Office                  Owned         155        8,162
875 South Sandusky Avenue
Bucyrus, Ohio 44820

New Washington Branch                Owned         485        8,817
220 West Mansfield Street
New Washington, Ohio 44854

Automated Teller Machine             Owned          30            -
1661 Marion Road                  (machine
Bucyrus, Ohio                        only)
                                                  ----      -------

                                                  $898      $88,065
                                                  ====      =======

The Bank is currently constructing a full service branch that is scheduled to open in October 2003. The Bank had capitalized costs of $500,000 related to this branch at June 30, 2003.

Item 3. Legal Proceedings

      The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the Corporation's financial condition.

Item 4. Submission of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 2003.

                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The information required herein is incorporated by reference from pages 3 and 4 of the Corporation's Annual Report to Stockholders for fiscal 2003 ("Annual Report"), which is included herein as Exhibit [13].

Item 6. Management's Discussion and Analysis or Plan of Operation

      The information required herein is incorporated by reference from pages 7 through 12 of the Annual Report.

Item 7. Financial Statements

      The financial statements required herein are incorporated by reference from pages 18 through 46 of the Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The information required herein is incorporated by reference from pages 2 to 6 of the Registrant's Proxy Statement dated September 19, 2003 ("Proxy Statement").

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

      The following table shows, as of June 30, 2003, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plan, excluding shares issuable upon exercise of outstanding stock options.

                    Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------
                                          (a)                     (b)                        (c)
----------------------------------------------------------------------------------------------------------
                                                                                    Number of securities
                                  Number of securities                            remaining available for
                                   to be issued upon                               future issuance under
                                      exercise of          Weighted-average      equity compensation plans
                                  outstanding options,     exercise price of       (excluding securities
Plan Category                     warrants and rights     outstanding options     reflected in column (a))
----------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders           107,774                  7.65                     57,415
----------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders.                                   N/A                   N/A                        N/A
----------------------------------------------------------------------------------------------------------
Total                                  107,774                  7.65                     57,415
----------------------------------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions

      The information required herein is incorporated by reference from page 11 of the Registrant's Proxy Statement.

                                   PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)    Exhibits

      The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number     Description

3.1        Articles of Incorporation                                          *
3.2        Code of Regulations of Community Investors Bancorp, Inc.           *
3.3        Bylaws of Community Investors Bancorp, Inc.                        *
4.1        Specimen Stock Certificate of Community Investors Bancorp, Inc.    *
10.1       Form of Severance Agreement between Community Investors
           Bancorp, Inc. and John W. Kennedy, Brian R. Buckley, Phillip W.
           Gerber and Robert W. Siegel                                        *
10.5       Employee Stock Ownership Plan                                      *
13         Annual Report to Stockholders
31.1 Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002
32.1       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2       Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-84132) filed with the Securities and Exchange Commission on September 16, 1994, as amended.

(b)    Reports on Form 8-K

      There were no reports on Form 8-K for the quarter ended June 30, 2003.

(c) See (a)(3) above for all exhibits filed herewith or incorporated herein by reference to documents previously filed and the Exhibit Index.

(d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders which are required to be included herein.

Item 14. Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal controls which materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMUNITY INVESTORS BANCORP, INC.

September 29, 2003                     By: /s/ John W. Kennedy
                                           --------------------------------
                                           John W. Kennedy
                                           President and Managing Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 30, 2003.

      Signature                                 Title
      ---------                                 -----

/s/ John W. Kennedy              President and Managing Officer
-----------------------------
John W. Kennedy

/s/ Robert W. Siegel             Assistant Vice President and Treasurer
-----------------------------
Robert W. Siegel

/s/ Dale C. Hoyles               Chairman of the Board
-----------------------------
Dale C. Hoyles

/s/ David M. Auck                Vice Chairman of the Board
-----------------------------
David M. Auck

/s/ D. Brent Fissel              Director
-----------------------------
D. Brent Fissel

/s/ Philip E. Harris             Director
-----------------------------
Philip E. Harris

/s/ John D. Mizick               Director
-----------------------------
John D. Mizick

/s/ Michael J. Romanoff          Director
-----------------------------
Michael J. Romanoff