Form 10QSB
period 2003-09-30
COMMUNITY INVESTORS BANCORP INC
filed 2003-11-14
CIK 930277

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003
                                   ------------------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission File Number:        33-84132
                            --------------

                      COMMUNITY INVESTORS BANCORP, INC.
---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Ohio                                    34-1779309
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

               119 South Sandusky Avenue, Bucyrus, Ohio  44820
---------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (419) 562-7055
---------------------------------------------------------------------------
                         (Issuer's telephone number)


---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

                    APPLICABLE ONLY TO CORPORATE ISSUERS
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]      No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
November 13, 2003 - 1,083,280 common shares

Transitional Small Business Disclosure Format (Check one):
Yes [ ]      No [X]

                                    INDEX

                                                                       Page
                                                                       ----

PART I   -   FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition              3

             Consolidated Statements of Earnings                         4

             Consolidated Statements of Comprehensive Income             5

             Consolidated Statements of Cash Flows                       6

             Notes to Consolidated Financial Statements                  8

             Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                11

             Controls and Procedures                                    14

PART II  -   OTHER INFORMATION                                          15

SIGNATURES                                                              16

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                                      September 30,   June 30,
      ASSETS                                                              2003          2003

Cash and due from banks                                                 $  1,378      $    908
Interest-bearing deposits in other financial institutions                  9,255        13,467
                                                                        --------      --------
      Cash and cash equivalents                                           10,633        14,375

Investment securities available for sale - at market                       9,141         7,165
Investment securities held to maturity - at amortized cost,
  approximate market value of $83 and $91 as of  September
  30, 2003 and June 30, 2003, respectively                                    83            84
Mortgage-backed securities available for sale - at market                  1,406         1,701
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $328 and $492 as of September
  30, 2003 and June 30, 2003, respectively                                   322           364
Loans receivable - net                                                    94,880        94,205
Loans held for sale - at lower of cost or market                               -           318
Office premises and equipment - at depreciated cost                        2,158         1,806
Federal Home Loan Bank stock - at cost                                     1,803         1,785
Accrued interest receivable on loans                                         429           393
Accrued interest receivable on mortgage-backed securities                      9            10
Accrued interest receivable on investments and interest-bearing
 deposits                                                                     60            60
Prepaid expenses and other assets                                            321           324
Prepaid federal income taxes                                                 130            68
                                                                        --------      --------

      Total assets                                                      $121,375      $122,658
                                                                        ========      ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $ 86,656      $ 88,065
Advances from the Federal Home Loan Bank                                  21,130        21,244
Advances by borrowers for taxes and insurance                                139            79
Accrued interest payable                                                     164           168
Other liabilities                                                            193           109
Deferred federal income taxes                                                139           149
                                                                        --------      --------
      Total liabilities                                                  108,421       109,814

Stockholders' equity
  Common stock, 4,000,000 shares authorized, $.01 par value;
   1,660,850 shares issued                                                    17            17
  Additional paid-in capital                                               7,352         7,368
  Retained earnings, restricted                                           11,281        11,136
  Shares acquired by stock benefit plans                                    (129)         (129)
  Less 587,070 and 589,412 shares of treasury stock at
   September 30, 2003 and June 30, 2003, respectively - at cost           (5,609)       (5,615)
  Accumulated other comprehensive income - unrealized gains on securities designated as available for sale, net of related
   tax effects                                                                42            67
                                                                        --------      --------
      Total stockholders' equity                                          12,954        12,844
                                                                        --------      --------

      Total liabilities and stockholders' equity                        $121,375      $122,658
                                                                        ========      ========

                      Community Investors Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF EARNINGS

        For the three month periods ended September 30, 2003 and 2002
                      (In thousands, except share data)

                                                          2003        2002

Interest income
  Loans                                                  $1,483      $1,691
  Mortgage-backed securities                                 20          58
  Investment securities                                      93         107
  Interest-bearing deposits and other                        23          39
                                                         ------      ------
      Total interest income                               1,619       1,895

Interest expense
  Deposits                                                  375         607
  Borrowings                                                331         332
                                                         ------      ------
      Total interest expense                                706         939
                                                         ------      ------

      Net interest income                                   913         956

Provision for losses on loans                                22           2
                                                         ------      ------

      Net interest income after provision
       for losses on loans                                  891         954

Other income
  Loss on sale of other repossessed assets                    -          (7)
  Gain on sale of loans                                      26           -
  Other operating                                           119          95
                                                         ------      ------
      Total other income                                    145          88

General, administrative and other expense
  Employee compensation and benefits                        361         331
  Occupancy and equipment                                    58          39
  Franchise taxes                                            39          13
  Data and item processing                                   87          75
  Other operating                                           132         139
                                                         ------      ------
      Total general, administrative and other expense       677         597
                                                         ------      ------

      Earnings before income taxes                          359         445

Federal income taxes
  Current                                                   118         152
  Deferred                                                    4          (1)
                                                         ------      ------
      Total federal income taxes                            122         151
                                                         ------      ------

      NET EARNINGS                                       $  237      $  294
                                                         ======      ======

      EARNINGS PER SHARE
        Basic                                            $  .23      $  .28
                                                         ======      ======

        Diluted                                          $  .22      $  .27
                                                         ======      ======

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           For the three months ended September 30, 2003 and 2002
                               (In thousands)

                                                            2003      2002

Net earnings                                                $237      $294

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
   during the period, net of tax of $(13) and $44
   in 2003 and 2002, respectively                            (25)       84
                                                            ----      ----

Comprehensive income                                        $212      $378
                                                            ====      ====

Accumulated comprehensive income                            $ 42      $152
                                                            ====      ====

                      Community Investors Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the three months ended September 30, 2003 and 2002
                               (In thousands)

                                                                           2003         2002

Cash flows from operating activities:
  Net earnings for the period                                             $   237      $   294
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                           5           17
    Amortization of deferred loan origination fees                            (27)         (23)
    Depreciation and amortization                                              27            4
    Provision for losses on loans                                              22            2
    Gain on sale of loans                                                     (26)           -
    Origination of loans for sale in the secondary market                    (589)           -
    Proceeds from sale of loans                                               924            -
     Loss on sale of other repossessed assets                                   -            7
    Federal Home Loan Bank stock dividends                                    (18)         (21)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                    (36)        (139)
      Accrued interest receivable on mortgage-backed securities                 1            4
      Accrued interest receivable on investments and
       interest-bearing deposits                                                -          (34)
      Prepaid expenses and other assets                                         3           12
      Accrued interest payable                                                 (4)         (24)
      Other liabilities                                                        84           75
      Federal income taxes
        Current                                                               (62)         116
        Deferred                                                                3           (1)
                                                                          -------      -------
          Net cash provided by operating activities                           544          289

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                           1,001          500
  Purchase of investment securities designated as available for sale       (3,000)      (1,500)
  Principal repayments on mortgage-backed securities                          318          734
  Loan principal repayments                                                 8,698        7,547
  Loan disbursements                                                       (9,359)      (8,591)
  Purchase of office premises and equipment                                  (379)        (316)
  Proceeds from sale of other repossessed assets                                -           25
                                                                          -------      -------
          Net cash used in investing activities                            (2,721)      (1,601)
                                                                          -------      -------

          Net cash used in operating and investing activities
          (subtotal carried forward)                                       (2,177)      (1,312)
                                                                          -------      -------

                      Community Investors Bancorp, Inc.

           For the three months ended September 30, 2003 and 2002
                               (In thousands)

                                                                           2003         2002

          Net cash used in operating and investing activities
           (subtotal brought forward)                                     $(2,177)     $(1,312)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                              (1,409)       1,126
  Repayment of Federal Home Loan Bank advances                               (114)         (55)
  Advances by borrowers for taxes and insurance                                60           79
  Proceeds from the exercise of stock options                                  48            -
  Purchase of treasury stock                                                  (58)           -
  Dividends on common stock                                                   (92)         (88)
                                                                          -------      -------
          Net cash provided by (used in) financing activities              (1,565)       1,062
                                                                          -------      -------

Net decrease in cash and cash equivalents                                  (3,742)        (250)

Cash and cash equivalents at beginning of period                           14,375        7,551
                                                                          -------      -------

Cash and cash equivalents at end of period                                $10,633      $ 7,301
                                                                          =======      =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                  $   180      $    35
                                                                          =======      =======

    Interest on deposits and borrowings                                   $   710      $   963
                                                                          =======      =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
   sale, net of related tax effects                                       $   (25)     $    84
                                                                          =======      =======

  Transfers from loans to real estate acquired through foreclosure        $     -      $    32
                                                                          =======      =======

  Recognition of mortgage servicing rights in accordance
   with SFAS No. 140                                                      $     9      $     -
                                                                          =======      =======

                      Community Investors Bancorp, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three months ended September 30, 2003 and 2002

1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to a reduction for 25,528 and 38,964 weighted-average unallocated shares held by the ESOP for the three month periods ended September 30, 2003 and 2002, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations were as follows:

                                                  2003           2002

Weighted-average common shares
 outstanding (basic)                           1,048,567      1,064,074
Dilutive effect of  assumed exercise
 of stock options                                 49,188         28,430
                                               ---------      ---------
Weighted-average common shares
 outstanding (diluted)                         1,097,755      1,092,504
                                               =========      =========

                      Community Investors Bancorp, Inc.

           For the three months ended September 30, 2003 and 2002

4.    Effects of Recent Accounting Pronouncements
      -------------------------------------------

In January 2003, the FASB issued FASB Interpretation No 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation has not established any variable interest entities subsequent to January 31, 2003, and has no current intent to do so.

In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Management adopted SFAS No. 149 effective July 1, 2003, as required, without material effect on the Corporation's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Corporation). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management adopted SFAS No. 150 effective July 1, 2003, as required, without material effect on the Corporation's financial condition or results of operations.

                      Community Investors Bancorp, Inc.

           For the three months ended September 30, 2003 and 2002

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

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, there would have been no material effect on the Corporation's consolidated net earnings and earnings per share for the nine and three month periods ended September 30, 2003 and 2002.

A summary of the status of the Corporation's stock option plan as of September 30, 2003 and June 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                        Three months ended                   Year ended
                                           September 30,                      June 30,
                                               2003                  2003                  2002
                                                  Weighted-             Weighted-             Weighted-
                                                   average               average               average
                                                   exercise              exercise              exercise
                                        Shares      price     Shares      price     Shares      price

Outstanding at beginning of period      107,474     $7.65     110,774     $7.64     112,574     $7.64
Granted                                       -         -           -         -           -         -
Exercised                                (6,692)     6.97      (3,300)     7.33      (1,800)     7.67
Forfeited                                     -         -           -         -           -         -
                                        -------     -----     -------     -----     -------     -----

Outstanding at end of period            100,782     $7.70     107,474     $7.65     110,774     $7.64
                                        =======     =====     =======     =====     =======     =====

Options exercisable at period-end       100,782     $7.70     107,474     $7.65     107,050     $7.54
                                        =======     =====     =======     =====     =======     =====

The following information applies to options outstanding at September 30, 2003:

Number outstanding                                     100,782
Range of exercise prices                        $6.61 - $10.83
Weighted-average exercise price                          $7.70
Weighted-average remaining contractual life          2.7 years

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

Discussion of Financial Condition Changes from
----------------------------------------------
 June 30, 2003 to September 30, 2003
 -----------------------------------

At September 30, 2003, the Corporation's assets totaled $121.4 million, a decrease of $1.3 million, or 1.0%, compared to the level reported at June 30, 2003. The decrease in assets was primarily comprised of a $3.7 million decrease in cash and cash equivalents, which was partially offset by a $2.0 increase in investment securities and a $357,000 increase in loans receivable, including loans held for sale.

Cash and interest-bearing deposits totaled $10.6 million at September 30, 2003, a decrease of $3.7 million, or 26.0%, over June 30, 2003. Investment and mortgage-backed securities totaled $11.0 million at September 30, 2003, an increase of $1.6 million, or 17.6%, from June 30, 2003, due primarily to purchases of investment securities of $3.0 million, partially offset by maturities of investment securities and repayments on mortgage-backed securities totaling $1.3 million.

Loans receivable, including loans held for sale, totaled $94.9 million at September 30, 2003, an increase of $357,000, or .4%, from June 30, 2003 levels. The increase was due primarily to loan disbursements of $9.0 million, which were partially offset by principal repayments of $8.7 million during the three-month period ended September 30, 2003. The volume of loan disbursements during the three months ended September 30, 2003, increased by $442,000 or 5.1%, compared to the same period in 2002, due primarily to the current interest rate environment and increased market penetration. The allowance for loan losses totaled $550,000 at September 30, 2003, as compared to $544,000 at June 30, 2003. Nonperforming loans totaled $926,000 at September 30, 2003, as compared to $1.0 million at June 30, 2003. The allowance for loan losses represented 59.4% of nonperforming loans as of September 30, 2003 and 49.5% at June 30, 2003. Nonperforming loans at September 30, 2003, were comprised of one- to four-family residential loans totaling $693,000 and consumer and commercial loans totaling $233,000. Management believes all nonperforming loans were adequately collateralized at September 30, 2003. Although management believes that its allowance for loan losses at September 30, 2003, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $86.7 million at September 30, 2003, a decrease of $1.4 million, or 1.6%, compared to June 30, 2003 levels. The decrease was due primarily to competitive interest rates within the Bank's market area.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from
----------------------------------------------
 June 30, 2003 to September 30, 2003 (continued)
 -----------------------------------------------

Stockholders' equity totaled $13.0 million at September 30, 2003, an increase of $110,000, or .9%, over June 30, 2003 levels. The increase resulted primarily from net earnings of $237,000 and the sale of treasury stock totaling $64,000, which were partially offset by repurchases of 4,350 shares of treasury stock at an aggregate price of $58,000 and dividend payments on common stock totaling $91,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2003, the Bank's capital was well in excess of such minimum capital requirements.

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
 Ended September 30, 2003 and 2002
 ---------------------------------

General
-------

The Corporation's net earnings totaled $237,000 for the three months ended September 30, 2003, a decrease of $57,000, or 19.4%, compared to the $294,000 of net earnings reported for the same period in 2002. The decrease in earnings resulted primarily from a $80,000 increase in general, administrative and other expense, coupled with a $43,000, or 4.5% decrease in net interest income, which were partially offset by a $57,000, or 64.8% increase in other income and a $29,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $208,000, or 12.3%, during the three months ended September 30, 2003, compared to the 2002 period, due primarily to a 77 basis point decrease in the average yield, to 6.26% in the 2003 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $68,000, or 33.3%, due to a 148 basis point decrease in the average yield year to year, which was partially offset by a $2.2 million, or 10.0%, increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $232,000, or 38.2%, during the three months ended September 30, 2003, compared to the 2002 period, due primarily to a 111 basis point decrease in the average cost of deposits year to year, to 1.70% in the 2003 period, which was partially offset by a $1.7 million, or 1.9%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $1,000, due primarily to a $115,000 decrease in the weighted-average balance of Federal Home Loan Bank advances outstanding. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $43,000, or 4.5%, to a total of $913,000 for the three months ended September 30, 2003. The interest rate spread amounted to 2.88% in the 2003 three month period, as compared to 2.95% during the 2002 period, while the net interest margin totaled approximately 3.08% in 2003, as compared to 3.24% in 2002.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
 Ended September 30, 2003 and 2002 (continued)
 ---------------------------------------------

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $22,000 provision for losses on loans during the three month period ended September 30, 2003, compared to $2,000 in the comparable 2002 period. The current period provision was predicated primarily upon management's ongoing assessment as to the degree of change in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income totaled $145,000 for the three months ended September 30, 2003, an increase of $57,000, or 64.8%, compared to the same period in 2002. The increase was due primarily to a $24,000, or 25.3% increase in other operating income, due primarily to increases in service fees on deposit accounts and transactions, coupled with a $26,000 gain on sale of loans.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $677,000 for the three months ended September 30, 2003, an increase of $80,000, or 13.4%, compared to the same period in 2002. This increase resulted primarily from a $30,000, or 9.1%, increase in employee compensation and benefits, a $12,000, or 16.0%, increase in data and item processing and a $26,000, increase in franchise taxes, which were partially offset by a $7,000, or 5.0%, decrease in other operating expenses. The increase in employee compensation and benefits was due primarily to increased pension plan costs, increased health care costs, and normal merit increases year to year. The increase in data processing resulted primarily from costs associated with the Bank's expanded product lines, including internet banking and bill payment. The decrease in other operating expense was due primarily to absence of costs incurred in connection with the Bank's data processing conversion in the 2002 period, partially offset by the expenses related to the Corporation's overall growth year to year. The increase in franchise taxes was due to the absence of tax refund claimed in the 2002 period.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $122,000 for the three months ended September 30, 2003, a decrease of $29,000, or 19.2%, compared to the same period in 2002. Net earnings before income taxes decreased by $86,000, or 19.3%, compared to the three months ended September 30, 2002. The effective tax rates were 34.0% and 33.9% for the three months ended September 30, 2003 and 2002, respectively.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

There has been no significant change from disclosures included in the Company's Annual Report on Form 10-KSB for the period ended June 30, 2003.


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

            Not applicable


ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable


ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            On October 20, 2003, the Annual Meeting of the Corporation's Shareholders was held. Each of the four directors nominated was elected, for a two-year term and until their successors are elected and qualified, by the following votes:

            Dale C. Hoyles               For:  770,791       Withheld:  113,978
            Brent D. Fissel, D.D.S.      For:  766,009       Withheld:  118,760
            Michael J. Romanoff          For:  760,834       Withheld:  123,935
            Phillip W. Gerber            For:  769,609       Withheld:  115,160

            One other matter was submitted to the shareholders for which the following votes were cast:

            Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 2004.

            For:  878,414        Against:  -        Abstain:  6,355


ITEM 5.     Other Information
            -----------------

            None


ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            Reports on Form 8-K:

            Exhibits:
               31.1 Written Statement of Chief Executive Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                        1350
               31.2 Written Statement of Chief Financial Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
               32.1 Written Statement of Chief Executive Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
               32.2 Written Statement of Chief Financial Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                      Community Investors Bancorp, Inc.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2003            By:  /s/ Phillip W. Gerber
       ------------------------          ----------------------------------
                                         Phillip W. Gerber
                                         President and Chief
                                         Executive Officer


Date:  November 14, 2003            By:  /s/ Robert W. Siegel
       -----------------------           ----------------------------------
                                         Robert W. Siegel
                                         Vice President,
                                         Chief Financial Officer