Form 10QSB
period 2003-12-31
COMMUNITY INVESTORS BANCORP INC
filed 2004-02-13
CIK 930277

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2003
                               -------------------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:     33-84132
                          ------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
February 12, 2004 - 1,095,675 common shares

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

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)


                                                                    December 31,    June 30,
      ASSETS                                                                2003        2003

Cash and due from banks                                                 $  3,652    $    908
Interest-bearing deposits in other financial institutions                  1,229      13,467
                                                                        --------    --------
      Cash and cash equivalents                                            4,881      14,375

Investment securities available for sale - at market                      13,107       7,165
Investment securities held to maturity - at amortized cost,
 approximate market value of $181 and $85 as of December
 31, 2003 and June 30, 2003, respectively                                    181          84
Mortgage-backed securities available for sale - at market                  1,213       1,701
Mortgage-backed securities held to maturity - at amortized cost, approximate  market value of $293 and $375 as of December
 31, 2003 and June 30, 2003, respectively                                    287         364
Loans receivable - net                                                    96,004      94,205
Loans held for sale - at lower of cost or market                               -         318
Property acquired in settlement of loans                                      49           -
Office premises and equipment - at depreciated cost                        2,408       1,806
Federal Home Loan Bank stock - at cost                                     1,821       1,785
Accrued interest receivable on loans                                         405         393
Accrued interest receivable on mortgage-backed securities                      8          10
Accrued interest receivable on investments
 and interest-bearing deposits                                                92          60
Prepaid expenses and other assets                                            345         324
Prepaid federal income taxes                                                 198          68
                                                                        --------    --------

      Total assets                                                      $120,999    $122,658
                                                                        ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $ 86,105    $ 88,065
Advances from the Federal Home Loan Bank                                  21,123      21,244
Advances by borrowers for taxes and insurance                                230          79
Accrued interest payable                                                     169         168
Other liabilities                                                             10         109
Deferred federal income taxes                                                134         149
                                                                        --------    --------
      Total liabilities                                                  107,771     109,814


Stockholders' equity
  Common stock, 4,000,000 shares authorized, $.01 par value;
   1,660,850 shares issued                                                    17          17
  Additional paid-in capital                                               7,362       7,368
  Retained earnings, restricted                                           11,373      11,136
  Shares acquired by stock benefit plans                                     (68)       (129)
  Less 570,800 and 589,412 shares of treasury stock at
   December 31, 2003 and June 30, 2003, respectively - at cost            (5,479)     (5,615)
  Accumulated other comprehensive income - unrealized gains on securities designated as available for sale, net of related
   tax effects                                                                23          67
                                                                        --------    --------
      Total stockholders' equity                                          13,228      12,844
                                                                        --------    --------

      Total liabilities and stockholders' equity                        $120,999    $122,658
                                                                        ========    ========

                      Community Investors Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except share data)


                                                         Six months ended    Three months ended
                                                           December 31,         December 31,
                                                          2003      2002       2003      2002

Interest income
  Loans                                                  $2,927    $3,381     $1,444    $1,690
  Mortgage-backed securities                                 37       101         17        44
  Investment securities                                     172       234         79       107
  Interest-bearing deposits and other                        71        36         48        17
                                                         ------    ------     ------    ------
      Total interest income                               3,207     3,752      1,588     1,858

Interest expense
  Deposits                                                  693     1,157        318       550
  Borrowings                                                662       666        331       334
                                                         ------    ------     ------    ------
      Total interest expense                              1,355     1,823        649       884
                                                         ------    ------     ------    ------

      Net interest income                                 1,852     1,929        939       974

Provision for losses on loans                                59        27         37        25
                                                         ------    ------     ------    ------

      Net interest income after provision
       for losses on loans                                1,793     1,902        902       949

Other income
  Loss on sale of repossessed assets                          -        (9)         -        (2)
  Gain on sale of loans                                      30         -          4         -
  Other operating                                           227       206        108       111
                                                         ------    ------     ------    ------
      Total other income                                    257       197        112       109

General, administrative and other expense
  Employee compensation and benefits                        751       635        390       304
  Occupancy and equipment                                   110        82         52        43
  Franchise taxes                                            77        23         38        36
  Data processing                                           183       160         96        85
  Other operating                                           296       308        164       143
                                                         ------    ------     ------    ------
      Total general, administrative and other expense     1,417     1,208        740       611
                                                         ------    ------     ------    ------

      Earnings before income taxes                          633       891        274       447

Federal income taxes
  Current                                                   206       269         88       117
  Deferred                                                    8        33          4        34
                                                         ------    ------     ------    ------
      Total federal income taxes                            214       302         92       151
                                                         ------    ------     ------    ------

      NET EARNINGS                                       $  419    $  589     $  182    $  296
                                                         ======    ======     ======    ======

      EARNINGS PER SHARE
        Basic                                            $  .40    $  .55     $  .17    $  .27
                                                         ======    ======     ======    ======

        Diluted                                          $  .39    $  .54     $  .17    $  .27
                                                         ======    ======     ======    ======

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (In thousands)


                                                               Six months ended    Three months ended
                                                                 December 31,         December 31,
                                                                2003      2002      2003      2002

Net earnings                                                    $419      $589      $182      $296

Other comprehensive income (loss), net of taxes (benefits):
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits) of $(23), $3,
   $(10) and $(40) for the respective periods                    (44)        6       (19)      (78)
                                                                ----      ----      ----      ----

Comprehensive income                                            $375      $595      $163      $218
                                                                ====      ====      ====      ====

Accumulated comprehensive income                                $ 23      $ 74      $ 23      $ 74
                                                                ====      ====      ====      ====

                      Community Investors Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the six months ended December 31,
                               (In thousands)


                                                                          2003         2002

Cash flows from operating activities:
  Net earnings for the period                                           $    419     $    589
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                          6           27
    Amortization of deferred loan origination fees                           (45)         (35)
    Depreciation and amortization                                             51           28
    Provision for losses on loans                                             59           27
    Gain on sale of loans                                                    (30)           -
    Origination of loans for sale in the secondary market                 (1,072)           -
    Proceeds from sale of loans                                            1,084            -
    Amortization expense of stock benefit plans                               75          144
    Loss on sale of repossessed assets                                         -            9
    Federal Home Loan Bank stock dividends                                   (36)         (40)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                   (12)        (178)
      Accrued interest receivable on mortgage-backed securities                2            8
      Accrued interest receivable on investments and
       interest-bearing deposits                                             (32)          21
      Prepaid expenses and other assets                                      (21)          34
      Accrued interest payable                                                 1            5
      Other liabilities                                                      (99)          32
      Federal income taxes
        Current                                                             (145)         (61)
        Deferred                                                               8           33
                                                                        --------     --------
          Net cash provided by operating activities                          213          643

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                          1,003        4,942
  Purchase of investment securities designated as available for sale      (7,000)      (3,820)
  Purchase of investment securities designated as held to maturity          (100)           -
  Principal repayments on mortgage-backed securities                         539        1,369
  Loan principal repayments                                               13,566       16,849
  Loan disbursements                                                     (15,093)     (17,558)
  Purchase of office premises and equipment                                 (645)        (467)
  Proceeds from sale of repossessed assets                                     -           25
                                                                        --------     --------
          Net cash provided by (used in) investing activities             (7,730)       1,340
                                                                        --------     --------

          Net cash provided by (used in) operating and
           investing activities (subtotal carried forward)                (7,517)       1,983
                                                                        --------     --------




                      Community Investors Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the six months ended December 31,


                                                                          2003         2002

          Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                        $ (7,517)    $  1,983

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                             (1,960)         784
  Proceeds of Federal Home Loan Bank advances                              2,000            -
  Repayment of Federal Home Loan Bank advances                            (2,121)         (67)
  Advances by borrowers for taxes and insurance                              151          184
  Proceeds from the exercise of stock options                                278            -
  Purchase of treasury stock                                                (142)         (29)
  Dividends on common stock                                                 (183)        (176)
                                                                        --------     --------
          Net cash provided by (used in) financing activities             (1,977)         696
                                                                        --------     --------

Net increase (decrease) in cash and cash equivalents                      (9,494)       2,679

Cash and cash equivalents at beginning of period                          14,375        7,551
                                                                        --------     --------

Cash and cash equivalents at end of period                              $  4,881     $ 10,230
                                                                        ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Federal income taxes                                                  $    380     $    357
                                                                        ========     ========

  Interest on deposits and borrowings                                   $  1,354     $  1,818
                                                                        ========     ========

Unrealized gains (losses) on securities designated as available
 for sale, net of related tax effects                                   $    (44)    $      6
                                                                        ========     ========

Supplemental disclosure of noncash investing activities:
  Transfers from loans to repossessed assets                            $     49     $     32
                                                                        --------     --------

  Recognition of mortgage servicing rights in accordance
   with SFAS No. 140                                                    $     11     $      -
                                                                        ========     ========

                      Community Investors Bancorp, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three months ended December 31, 2003 and 2002


1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to a reduction for 25,528 and 38,964 weighted-average unallocated shares held by the ESOP for the six and three month periods ended December 31, 2003 and 2002, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations were as follows:


                                       For the six months ended    For the three months ended
                                             December 31,                 December 31,
                                          2003         2002          2003         2002

Weighted-average common shares
 outstanding (basic)                    1,053,423    1,063,598     1,058,279    1,063,123
Dilutive effect of assumed exercise
 of stock options                          33,980       36,860        35,118       37,879
                                        ---------    ---------     ---------    ---------
Weighted-average common shares
 outstanding (diluted)                  1,087,403    1,100,458     1,093,397    1,101,002
                                        =========    =========     =========    =========

                      Community Investors Bancorp, Inc.

        For the six and three months ended December 31, 2003 and 2002

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

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Corporation). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management adopted SFAS No. 150 effective July 1, 2003, as required, without any effect on the Corporation's financial condition or results of operations.

                      Community Investors Bancorp, Inc.

        For the six and three months ended December 31, 2003 and 2002

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

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, there would have been no material effect on the Corporation's consolidated net earnings and earnings per share for the nine and three month periods ended December 31, 2003 and 2002.

A summary of the status of the Corporation's stock option plan as of December 31, 2003 and June 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:


                                        Six months ended                      Year ended
                                          December 31,                         June 30,
                                              2003                    2003                   2002
                                                 Weighted-               Weighted-              Weighted-
                                                   average                 average                average
                                                  exercise                exercise               exercise
                                      Shares         price    Shares         price    Shares        price

Outstanding at beginning of period    107,474      $7.65      110,774      $7.64      112,574      $7.64
Granted                                     -          -            -          -            -          -
Exercised                             (29,017)      6.69       (3,300)      7.33       (1,800)      7.67
Forfeited                                   -          -            -          -            -          -
                                      -------      -----      -------      -----      -------      -----

Outstanding at end of period           78,457      $8.01      107,474      $7.65      110,774      $7.64
                                      =======      =====      =======      =====      =======      =====

Options exercisable at period-end      78,457      $8.01      107,474      $7.65      107,050      $7.54
                                      =======      =====      =======      =====      =======      =====

The following information applies to options outstanding at December 31, 2003:


Number outstanding                                      59,836
Range of exercise prices                         $6.61 - $7.89
Number outstanding                                      18,621
Range of exercise prices                       $10.17 - $10.83
Weighted-average exercise price                          $8.01
Weighted-average remaining contractual life          2.5 years

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

Discussion of Financial Condition Changes from June 30, 2003
------------------------------------------------------------
to December 31, 2003
--------------------

At December 31, 2003, the Corporation's assets totaled $121.0 million, a decrease of $1.7 million, or 1.4%, compared to the level reported at June 30, 2003. The decrease in assets was primarily comprised of a $9.5 million decrease in cash and cash equivalents, which was partially offset by a $6.0 million increase in investment securities and a $1.8 million increase in loans receivable.

Cash and interest-bearing deposits totaled $4.9 million at December 31, 2003, a decrease of $9.5 million, or 66.0%, over June 30, 2003. Investment and mortgage-backed securities totaled $14.8 million at December 31, 2003, an increase of $5.5 million, or 58.8%, from June 30, 2003, due primarily to purchases of investment securities of $7.1 million, partially offset by maturities of investment securities and repayments on mortgage-backed securities totaling $1.5 million.

Loans receivable totaled $96.0 million at December 31, 2003, an increase of $1.5 million, or 1.6%, from June 30, 2003 levels. The increase was due primarily to loan disbursements of $16.2 million, which were partially offset by principal repayments of $13.6 million and sales of $1.1 million during the six-month period ended December 31, 2003. The volume of loan disbursements during the six months ended December 31, 2003, decreased by $1.4 million or 7.9%, compared to the same period in 2002, due primarily to the current interest rate environment and local real estate market conditions. The allowance for loan losses totaled $586,000 at December 31, 2003, as compared to $544,000 at June 30, 2003. Nonperforming loans totaled $974,000 at December 31, 2003, as compared to $1.6 million at June 30, 2003. The allowance for loan losses represented 60.2% of nonperforming loans as of December 31, 2003 and 33.1% at June 30, 2003. Nonperforming loans at December 31, 2003, were comprised of one- to four-family residential loans totaling $653,000 and consumer and commercial loans totaling $321,000. Management believes all nonperforming loans were adequately collateralized at December 31, 2003. Although management believes that its allowance for loan losses at December 31, 2003, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $86.1 million at December 31, 2003, a decrease of $2.0 million, or 2.2%, compared to June 30, 2003 levels. The decrease was due primarily to management's decision to refrain from pricing deposits at the upper end of the competitive market place.

Stockholders' equity totaled $13.2 million at December 31, 2003, an increase of $384,000, or 3.0%, over June 30, 2003 levels. The increase resulted primarily from net earnings of $419,000 and the proceeds from exercise of stock options totaling $278,000, which were partially offset by repurchases of 10,405 shares of treasury stock at an aggregate price of $142,000 and dividend payments on common stock totaling $183,000.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2003
------------------------------------------------------------
to December 31, 2003 (continued)
--------------------

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2003, the Bank's capital was well in excess of such minimum capital requirements.

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 2003 and 2002
--------------------------

General
-------

The Corporation's net earnings totaled $419,000 for the six months ended December 31, 2003, a decrease of $170,000, or 28.9%, compared to the $589,000 of net earnings reported for the same period in 2002. The decrease in earnings resulted primarily from a $209,000 increase in general, administrative and other expense, coupled with a $77,000, or 4.0% decrease in net interest income, which were partially offset by a $60,000, or 30.5% increase in other income and a $88,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $454,000, or 13.4%, during the six months ended December 31, 2003, compared to the 2002 period, due primarily to an 84 basis point decrease in the average yield, to 6.18% in the 2003 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $91,000, or 24.5%, due to a 74 basis point decrease in the average yield period to period, coupled with a $573,000, or 2.5%, decrease in the average portfolio balance outstanding.

Interest expense on deposits decreased by $464,000, or 40.1%, during the six months ended December 31, 2003, compared to the 2002 period, due primarily to a 110 basis point decrease in the average cost of deposits year to year, to 1.58% in the 2003 period, which was partially offset by a $1.3 million, or 1.5%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $4,000, due primarily to a decrease in the weighted-average balance of Federal Home Loan Bank advances outstanding. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $77,000, or 4.0%, to a total of $1.9 million for the six months ended December 31, 2003. The interest rate spread amounted to 2.99% in the 2003 six month period, as compared to 2.91% during the 2002 period, while the net interest margin totaled approximately 3.16% in 2003, as compared to 3.24% in 2002.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $59,000 provision for losses on loans during the six month period ended December 31, 2003, compared to $27,000 in the comparable 2002 period. The current period provision was predicated primarily upon management's ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 2003 and 2002 (continued)
--------------------------

Other Income
------------

Other income totaled $257,000 for the six months ended December 31, 2003, an increase of $60,000, or 30.5%, compared to the same period in 2002. The increase was due primarily to a $21,000, or 10.2% increase in other operating income, due primarily to increases in service fees on deposit and transaction accounts, coupled with a $30,000 gain on sale of loans. During the last quarter of fiscal 2003 the Bank initiated a program to sell certain long term fixed rate loans to the Federal Home Loan Bank of Cincinnati.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.4 million for the six months ended December 31, 2003, an increase of $209,000, or 17.3%, compared to the same period in 2002. This increase resulted primarily from a $116,000, or 18.3%, increase in employee compensation and benefits, a $23,000, or 14.4%, increase in data and item processing and a $54,000 increase in franchise taxes, which were partially offset by a $12,000, or 3.9%, decrease in other operating expenses. The increase in employee compensation and benefits was due primarily to increased pension plan costs, increased health care costs, additional staffing required for the Bank's growth initiatives, and normal merit increases year to year. The increase in data processing resulted primarily from costs associated with the Bank's expanded product lines, including Internet Banking and Bill Payment. The decrease in other operating expense was due primarily to absence of costs in the six month period ended December 31, 2003, which were incurred in connection with the Bank's data processing conversion in the 2002 period, partially offset by the expenses related to the Corporation's overall growth year to year. The increase in franchise taxes was due to the absence of tax refund claimed in the 2002 period.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $214,000 for the six months ended December 31, 2003, a decrease of $88,000, or 29.1%, compared to the same period in 2002. Net earnings before income taxes decreased by $258,000, or 29.0%, compared to the six months ended December 31, 2002. The effective tax rates were 33.8% and 33.9% for the six months ended December 31, 2003 and 2002, respectively.

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 2003 and 2002
--------------------------

General
-------

The Corporation's net earnings totaled $182,000 for the three months ended December 31, 2003, a decrease of $114,000, or 38.5%, compared to the $296,000 of net earnings reported for the same period in 2002. The decrease in earnings resulted primarily from a $129,000, or 21.1% increase in general, administrative and other expense, coupled with a $35,000, or 3.6% decrease in net interest income, which were partially offset by a $3,000, or 2.8% increase in other income and a $59,000 decrease in the provision for federal income taxes.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 2003 and 2002 (continued)
--------------------------

Net Interest Income
-------------------

Interest income on loans decreased by $246,000, or 14.6%, during the three months ended December 31, 2003, compared to the 2002 period, due primarily to a 92 basis point decrease in the average yield, to 6.08% in the 2003 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $24,000, or 14.3%, due to a 65 basis point decrease in the average yield period to period, partially offset by a $793,000, or 3.8%, increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $232,000, or 42.2%, during the three months ended December 31, 2003, compared to the 2002 period, due primarily to a 100 basis point decrease in the average cost of deposits year to year, to 1.46% in the 2003 period, which was partially offset by a $1.0 million, or 1.2%, increase in the average balance of deposits outstanding. Interest expense on borrowings decreased by $3,000 due to a $110,000 decrease in the weighted-average balance of Federal Home Loan Bank advances outstanding. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $35,000, or 3.6%, to a total of $939,000 for the three months ended December 31, 2003. The interest rate spread amounted to 3.04% in the 2003 three month period, as compared to 2.96% during the 2002 period, while the net interest margin totaled approximately 3.22% in 2003, as compared to 3.28% in 2002.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $37,000 provision for losses on loans during the three month period ended December 31, 2003, compared to $25,000 in the comparable 2002 period. The current period provision was predicated primarily upon management's ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income
------------

Other income totaled $112,000 for the three months ended December 31, 2003, an increase of $3,000, or 2.8%, compared to the same period in 2002. The increase was due primarily to increases in service fees on deposit accounts and transactions, coupled with a $4,000 gain on sale of loans, which were partially offset by a $3,000, or 2.7% decrease in other operating income.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 2003 and 2002 (continued)
--------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $740,000 for the three months ended December 31, 2003, an increase of $129,000, or 21.1%, compared to the same period in 2002. This increase resulted primarily from an $86,000, or 28.3%, increase in employee compensation and benefits, an $11,000, or 12.9%, increase in data and item processing and a $9,000, or 20.9% increase in occupancy expense. The increase in employee compensation and benefits was due primarily to increased pension plan costs, increased health care costs, additional staffing required for the Bank's growth initiatives, and normal merit increases year to year. The increase in data processing resulted primarily from costs associated with the Bank's expanded product lines, including Internet Banking and Bill Payment. The increase in occupancy expense was due primarily to the operation of two new branch facilities during the 2003 period.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $92,000 for the three months ended December 31, 2003, a decrease of $59,000, or 39.1%, compared to the same period in 2002. Net earnings before income taxes decreased by $173,000, or 38.7%, compared to the three months ended December 31, 2002. The effective tax rates were 33.6% and 33.8% for the three months ended December 31, 2003 and 2002, respectively.

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

            None

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




Date: February 12, 2004                By: /s/Phillip W. Gerber
      -----------------------              -------------------------------
                                           Phillip W. Gerber
                                           President and Chief
                                           Executive Officer


Date: February 12, 2004                By: /s/Robert W. Siegel
      -----------------------              -------------------------------
                                           Robert W. Siegel
                                           Vice President,
                                           Chief Financial Officer