Form 10QSB
period 2004-03-31
COMMUNITY INVESTORS BANCORP INC
filed 2004-05-12
CIK 930277

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2004
                               ----------------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:     33-84132
                        ----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                   May 11, 2004 - 1,091,825 common shares
---------------------------------------------------------------------------

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

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)


                                                             March 31,    June 30,
                                                                  2004        2003

      ASSETS
Cash and due from banks                                      $  1,605     $    908
Interest-bearing deposits in other financial institutions       5,898       13,467
                                                             --------     --------
      Cash and cash equivalents                                 7,503       14,375

Investment securities available for sale - at market           10,651        7,165
Investment securities held to maturity - at amortized
 cost, approximate market value of $182 and $85 as of
 March 31, 2004 and June 30, 2003, respectively                   180           84
Mortgage-backed securities available for sale - at market       1,049        1,701
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of $274 and
 $375 as of March 31, 2004 and June 30, 2003,
 respectively                                                     267          364
Loans receivable - net                                         96,493       94,205
Loans held for sale - at lower of cost or market                    -          318
Property acquired in settlement of loans                           37            -
Office premises and equipment - at depreciated cost             2,416        1,806
Federal Home Loan Bank stock - at cost                          1,839        1,785
Accrued interest receivable on loans                              433          393
Accrued interest receivable on mortgage-backed securities           6           10
Accrued interest receivable on investments and
 interest-bearing deposits                                         54           60
Prepaid expenses and other assets                                 409          324
Prepaid federal income taxes                                      215           68
                                                             --------     --------

      Total assets                                           $121,552     $122,658
                                                             ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                     $ 86,554     $ 88,065
Advances from the Federal Home Loan Bank                       21,067       21,244
Advances by borrowers for taxes and insurance                     133           79
Accrued interest payable                                          166          168
Other liabilities                                                  78          109
Deferred federal income taxes                                     156          149
                                                             --------     --------
      Total liabilities                                       108,154      109,814

Stockholders' equity
  Common stock, 4,000,000 shares authorized, $.01 par
   value; 1,660,850 shares issued                                  17           17
  Additional paid-in capital                                    7,342        7,368
  Retained earnings, restricted                                11,469       11,136
  Shares acquired by stock benefit plans                          (68)        (129)
  Less 563,825 and 589,412 shares of treasury stock
   at March 31, 2004 and June 30, 2003, respectively -
   at cost                                                     (5,412)      (5,615)
  Accumulated other comprehensive income - unrealized
   gains on securities designated as available for sale,
   net of related tax effects                                      50           67
                                                             --------     --------
      Total stockholders' equity                               13,398       12,844
                                                             --------     --------

      Total liabilities and stockholders' equity             $121,552     $122,658
                                                             ========     ========

                      Community Investors Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except share data)


                                                         Nine months ended    Three months ended
                                                             March 31,             March 31,
                                                           2004       2003        2004      2003

Interest income
  Loans                                                  $4,368     $4,963      $1,441    $1,582
  Mortgage-backed securities                                 51        135          14        34
  Investment securities                                     256        327          84        93
  Interest-bearing deposits and other                        96         67          25        31
                                                         ------     ------      ------    ------
      Total interest income                               4,771      5,492       1,564     1,740

Interest expense
  Deposits                                                  978      1,665         285       508
  Borrowings                                                992        992         330       326
                                                         ------     ------      ------    ------
      Total interest expense                              1,970      2,657         615       834
                                                         ------     ------      ------    ------

      Net interest income                                 2,801      2,835         949       906

Provision for losses on loans                               102         35          43         8
                                                         ------     ------      ------    ------

      Net interest income after provision
       for losses on loans                                2,699      2,800         906       898

Other income
  Loss on sale of repossessed assets                          -         (9)          -         -
  Gain on sale of loans                                      52          6          22         6
  Other operating                                           330        305         103        99
                                                         ------     ------      ------    ------
      Total other income                                    382        302         125       105

General, administrative and other expense
  Employee compensation and benefits                      1,141        937         390       302
  Occupancy and equipment                                   176        131          66        49
  Franchise taxes                                           118         62          41        39
  Data and item processing                                  298        292         115       132
  Other operating                                           429        399         133        91
                                                         ------     ------      ------    ------
      Total general, administrative and other expense     2,162      1,821         745       613
                                                         ------     ------      ------    ------

      Earnings before income taxes                          919      1,281         286       390

Federal income taxes
  Current                                                   327        410         121       141
  Deferred                                                  (17)        25         (25)       (8)
                                                         ------     ------      ------    ------
      Total federal income taxes                            310        435          96       133
                                                         ------     ------      ------    ------

      NET EARNINGS                                       $  609     $  846      $  190    $  257
                                                         ======     ======      ======    ======

      EARNINGS PER SHARE
        Basic                                            $  .57     $  .79      $  .18    $  .24
                                                         ======     ======      ======    ======

        Diluted                                          $  .56     $  .77      $  .17    $  .23
                                                         ======     ======      ======    ======

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (In thousands)


                                                                    Nine months ended    Three months ended
                                                                        March 31,             March 31,
                                                                      2004     2003         2004    2003

Net earnings                                                          $609     $846         $190    $257

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(9), $(13), $14 and $(16)
   for the respective periods                                          (17)     (25)          27     (31)
                                                                      ----     ----         ----    ----

Comprehensive income                                                  $592     $821         $217    $226
                                                                      ====     ====         ====    ====

Accumulated comprehensive income                                      $ 50     $ 43         $ 50    $ 43
                                                                      ====     ====         ====    ====

                      Community Investors Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended March 31,
                               (In thousands)


                                                                            2004         2003

Cash flows from operating activities:
  Net earnings for the period                                           $    609     $    846
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                         10           37
    Amortization of deferred loan origination fees                           (60)         (78)
    Depreciation and amortization                                             64           63
    Provision for losses on loans                                            102           35
    Loans originated for sale in the secondary market                     (1,527)        (180)
    Proceeds from sale of loans                                            1,545          186
    Gain on sale of loans                                                    (52)          (6)
    Amortization expense of stock benefit plans                               54          145
    Loss on sale of other repossessed assets                                   -            9
    Federal Home Loan Bank stock dividends                                   (54)         (58)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                   (40)        (248)
      Accrued interest receivable on mortgage-backed securities                4           12
      Accrued interest receivable on investments and
       interest-bearing deposits                                               6           56
      Prepaid expenses and other assets                                      (85)         (85)
      Accrued interest payable                                                (2)           7
      Other liabilities                                                      (31)         (66)
      Federal income taxes
        Current                                                             (140)          94
        Deferred                                                             (17)          25
                                                                        --------     --------
          Net cash provided by operating activities                          386          794

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                          5,004        8,264
  Purchase of investment securities designated as available for sale      (8,600)      (8,820)
  Principal repayments on mortgage-backed securities                         715        2,145
  Loan principal repayments                                               18,761       23,628
  Loan disbursements                                                     (20,766)     (23,485)
  Purchase of office premises and equipment                                 (673)        (754)
  Proceeds from sale of repossessed assets                                     8           25
                                                                        --------     --------
          Net cash provided by (used in) investing activities             (5,551)       1,003
                                                                        --------     --------

          Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                          (5,165)       1,797
                                                                        --------     --------

                      Community Investors Bancorp, Inc.

                     For the nine months ended March 31,
                               (In thousands)


                                                                            2004         2003

          Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                        $ (5,165)    $  1,797

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                             (1,511)       2,301
  Proceeds from Federal Home Loan Bank advances                            4,000            -
  Repayment of Federal Home Loan Bank advances                            (4,177)         (78)
  Advances by borrowers for taxes and insurance                               54           84
  Proceeds from the exercise of stock options                                345            -
  Purchase of treasury stock                                                (142)        (276)
  Dividends on common stock                                                 (276)        (264)
                                                                        --------     --------
          Net cash provided by (used in) financing activities             (1,707)       1,767
                                                                        --------     --------

Net increase (decrease) in cash and cash equivalents                      (6,872)       3,564

Cash and cash equivalents at beginning of period                          14,375        7,551
                                                                        --------     --------

Cash and cash equivalents at end of period                              $  7,503     $ 11,115
                                                                        ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                $    490     $    357
                                                                        ========     ========

    Interest on deposits and borrowings                                 $  1,972     $  2,650
                                                                        ========     ========

Supplemental disclosure of noncash investing activities:
  Transfers from loans to property acquired in settlement of loans      $     45     $     36
                                                                        ========     ========

  Unrealized losses on securities designated as available
   for sale, net of related tax effects                                 $    (17)    $    (25)
                                                                        ========     ========

  Recognition of mortgage servicing rights in accordance with
   SFAS No. 140                                                         $     14     $      2
                                                                        ========     ========

                      Community Investors Bancorp, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the nine and three months ended March 31, 2004 and 2003


1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the annualized results which may be expected for the entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to a reduction for 21,082 and 12,092 weighted-average unallocated shares held by the ESOP for the nine and three month periods ended March 31, 2004, respectively. Weighted-average common shares deemed outstanding gives effect to a reduction for 34,551 and 25,528 weighted-average unallocated shares held by the ESOP for the nine and three month periods ended March 31, 2003, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations were as follows:


                                       For the nine months ended    For the three months ended
                                               March 31,                    March 31,
                                            2004            2003         2004             2003

Weighted-average common shares
 outstanding (basic)                   1,062,992       1,064,220    1,082,342        1,063,123
Dilutive effect of assumed exercise
 of stock options                         32,090          38,229       35,236           38,229
                                       ---------       ---------    ---------        ---------
Weighted-average common shares
 outstanding (diluted)                 1,095,082       1,102,449    1,117,578        1,101,352
                                       =========       =========    =========        =========

                      Community Investors Bancorp, Inc.

         For the nine and three months ended March 31, 2004 and 2003


4.    Stock Option Plan
      -----------------

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

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, there would have been no effect on the Corporation's consolidated net earnings and earnings per share for the nine and three month periods ended March 31, 2004 and 2003.

A summary of the status of the Corporation's stock option plan as of March 31, 2004 and June 30, 2003 and 2002, and changes during the periods ending on those dates is presented below:


                                       Nine months ended                      Year ended
                                           March 31,                           June 30,
                                             2004                    2003                    2002
                                                Weighted-               Weighted-               Weighted-
                                                  average                 average                 average
                                                 exercise                exercise                exercise
                                       Shares       price     Shares        price     Shares        price

Outstanding at beginning of period    107,474       $7.65    110,774        $7.64    112,574        $7.64
Granted                                     -           -          -            -          -            -
Exercised                             (35,992)       6.68     (3,300)        7.33     (1,800)        7.67
Forfeited                                   -           -          -            -          -            -
                                      -------       -----    -------        -----    -------        -----

Outstanding at end of period           71,482       $8.14    107,474        $7.65    110,774        $7.64
                                      =======       =====    =======        =====    =======        =====

Options exercisable at period-end      71,482       $8.14    107,474        $7.65    107,050        $7.54
                                      =======       =====    =======        =====    =======        =====

The following information applies to options outstanding at March 31, 2004:


Number outstanding                                      52,861
Range of exercise prices                         $6.61 - $7.89
Number outstanding                                      18,621
Range of exercise prices                       $10.17 - $10.83
Weighted-average exercise price                          $8.14
Weighted-average remaining contractual life          2.3 years

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


Discussion of Financial Condition Changes from June 30, 2003 to March 31, 2004
------------------------------------------------------------------------------

At March 31, 2004, the Corporation's assets totaled $121.6 million, a decrease of $1.1 million, or .9%, compared to the level reported at June 30, 2003. The decrease in assets was primarily comprised of a $6.9 million decrease in cash and cash equivalents, which was partially offset by a $3.6 million increase in investment securities, including securities held to maturity, and a $2.0 million increase in loans receivable, including loans held for sale.

Cash and interest-bearing deposits totaled $7.5 million at March 31, 2004, a decrease of $6.9 million, or 47.8%, from June 30, 2003. Investment and mortgage-backed securities totaled $12.1 million at March 31, 2004, an increase of $2.8 million, or 30.4%, from June 30, 2003, due primarily to purchases of investment securities of $8.6 million, partially offset by maturities of investment securities and repayments on mortgage-backed securities totaling $5.7 million.

Loans receivable, including loans held for sale, totaled $96.8 million at March 31, 2004, an increase of $2.0 million, or 2.1%, from June 30, 2003 levels. The increase was due primarily to loan disbursements of $22.3 million, which were partially offset by principal repayments of $18.8 million and sales of $1.5 million during the nine-month period ended March 31, 2004. The volume of loan disbursements during the nine months ended March 31, 2004, decreased by $1.4 million or 5.8%, compared to the same period in 2003, due primarily to the current interest rate environment and local real estate market conditions. The allowance for loan losses totaled $608,000 at March 31, 2004, as compared to $544,000 at June 30, 2003.
Nonperforming loans totaled $872,000 at March 31, 2004, as compared to $1.6 million at June 30, 2003. The allowance for loan losses represented 69.7% of nonperforming loans as of March 31, 2004 and 33.1% at June 30, 2003. Nonperforming loans at March 31, 2004, were comprised of one- to four-family residential loans totaling $632,000 and consumer and commercial loans totaling $240,000. Management believes all nonperforming loans were adequately collateralized at March 31, 2004. Although management believes that its allowance for loan losses at March 31, 2004, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $86.6 million at March 31, 2004, a decrease of $1.5 million, or 1.7%, compared to June 30, 2003 levels. The decrease was due primarily to management's decision to refrain from pricing deposits at the upper end of the competitive market place.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2003 to March 31,
-------------------------------------------------------------------------
2004 (continued)
----

Stockholders' equity totaled $13.4 million at March 31, 2004, an increase of $554,000, or 4.3%, over June 30, 2003 levels. The increase resulted primarily from net earnings of $609,000 and the proceeds from exercise of stock options totaling $345,000, which were partially offset by repurchases of 10,405 shares of treasury stock at an aggregate price of $142,000 and dividend payments on common stock totaling $276,000. In January 2003, the Corporation had announced a share repurchase plan of up to 105,800 shares. To date, 30,850 shares have been repurchased leaving 74,950 shares available for purchase in the event market conditions warrant. During the nine months ended March 31, 2004, the Corporation purchased 4,350 treasury shares at $13.25 per shares in August 2003 and 6,055 treasury shares at $14.00 per share in December 2003.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2004, the Bank's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 2004 and 2003
-----------------------

General
-------

The Corporation's net earnings totaled $609,000 for the nine months ended March 31, 2004, a decrease of $237,000, or 28.0%, compared to the $846,000 of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from a $341,000, or 18.7% increase in general, administrative and other expense, coupled with a $34,000, or 1.2% decrease in net interest income, which were partially offset by a $80,000, or 26.5% increase in other income and a $125,000, or 28.7%, decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $595,000, or 12.0%, during the nine months ended March 31, 2004, compared to the 2003 period, due primarily to an 80 basis point decrease in the average yield, to 6.11% in the 2004 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $126,000, or 23.8%, due to a 68 basis point decrease in the average yield period to period, partially offset by a $2.6 million, or 13.7%, decrease in the average portfolio balance outstanding.

Interest expense on deposits decreased by $687,000, or 41.3%, during the nine months ended March 31, 2004, compared to the 2003 period, due primarily to a 105 basis point decrease in the average cost of deposits year to year, to 1.50% in the 2004 period, coupled with a $107,000, or .1%, decrease in the average balance of deposits outstanding. The cost of borrowings remained unchanged at $992,000 period to period. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $34,000, or 1.2%, to a total of $2.8 million for the nine months ended March 31, 2004. The interest rate spread amounted to 3.01% in the 2004 nine month period, as compared to 2.92% during the 2003 period, while the net interest margin totaled approximately 3.19% in 2004, as compared to 3.20% in 2003.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 2004 and 2003 (continued)
-----------------------

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $102,000 provision for losses on loans during the nine month period ended March 31, 2004, compared to $35,000 in the comparable 2003 period. The current period provision was predicated primarily upon management's ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income
------------

Other income totaled $382,000 for the nine months ended March 31, 2004, an increase of $80,000, or 26.5%, compared to the same period in 2003. The increase was due primarily to a $46,000 increase on gain on sale of loans coupled with a $25,000, or 8.2% increase in other operating income, due primarily to increases in service fees on deposit and transaction accounts. During the last quarter of fiscal 2003 the Bank initiated a program to sell certain long term fixed rate loans to the Federal Home Loan Bank of Cincinnati.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.2 million for the nine months ended March 31, 2004, an increase of $341,000, or 18.7%, compared to the same period in 2003. This increase resulted primarily from a $204,000, or 21.8%, increase in employee compensation and benefits, a $45,000, or 34.4%, increase in occupancy and equipment expense and a $56,000, or 90.3% increase in franchise taxes. The increase in employee compensation and benefits was due primarily to increased pension plan costs, increased health care costs, additional staffing required for the Bank's growth initiatives, and normal merit increases year to year. The increase in occupancy and equipment expense resulted primarily due to the operation of two new branch facilities during the 2004 period. The increase in franchise taxes was due to the absence of a tax refund claimed in the 2003 period.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $310,000 for the nine months ended March 31, 2004, a decrease of $125,000, or 28.7%, compared to the same period in 2003. The decline was primarily attributable to a reduction in earnings before income taxes of $362,000, or 28.3%. The effective tax rates were 33.7% and 34.0% for the nine months ended March 31, 2004 and 2003, respectively.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
March 31, 2004 and 2003
-----------------------

General
-------

The Corporation's net earnings totaled $190,000 for the three months ended March 31, 2004, a decrease of $67,000, or 26.1%, compared to the $257,000 of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from a $132,000, or 21.5% increase in general, administrative and other expense, coupled with a $35,000 increase in the provision for losses on loans, which were partially offset by a $43,000, or 4.7%, increase in net interest income, a $20,000, or 19.0% increase in other income and a $37,000, or 27.8%, decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $141,000, or 8.9%, during the three months ended March 31, 2004, compared to the 2003 period, due primarily to a 61 basis point decrease in the average yield, to 5.99% in the 2004 period. Interest income on investment and mortgage-backed securities and interest-bearing deposits decreased by $35,000, or 22.2%, due to a 36 basis point decrease in the average yield period to period, partially offset by a $2.6 million, or 13.7%, increase in the average portfolio balance outstanding.

Interest expense on deposits decreased by $223,000, or 43.9%, during the three months ended March 31, 2004, compared to the 2003 period, due primarily to a 101 basis point decrease in the average cost of deposits year to year, to 1.33% in the 2004 period, coupled with a $1.1 million, or 1.3%, decrease in the average balance of deposits outstanding. Interest expense on borrowings increased by $4,000, or 1.2%, due to a $896,000 increase in the weighted-average balance of Federal Home Loan Bank advances outstanding. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $43,000, or 4.7%, to a total of $949,000 for the three months ended March 31, 2004. The interest rate spread amounted to 3.11% in the 2004 three month period, as compared to 2.82% during the 2003 period, while the net interest margin totaled approximately 3.27% in 2004, as compared to 3.07% in 2003.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $43,000 provision for losses on loans during the three month period ended March 31, 2004, compared to $8,000 in the comparable 2003 period. The current period provision was predicated primarily upon management's ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income
------------

Other income totaled $125,000 for the three months ended March 31, 2004, an increase of $20,000, or 19.0%, compared to the same period in 2003. The increase was due primarily to an increase of $16,000 gain on sale of loans.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
March 31, 2004 and 2003 (continued)
-----------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $745,000 for the three months ended March 31, 2004, an increase of $132,000, or 21.5%, compared to the same period in 2003. This increase resulted primarily from an $88,000, or 29.1%, increase in employee compensation and benefits, a $42,000, or 46.2%, increase in other operating expense and a $17,000, or 34.7% increase in occupancy and equipment expense. The increase in employee compensation and benefits was due primarily to increased pension plan costs, increased health care costs, additional staffing required for the Bank's growth initiatives, and normal merit increases year to year. The increase in other operating expense resulted primarily from costs associated with the expansion and growth initiatives year to year. The increase in occupancy expense was due primarily to the operation of two new branch facilities during the 2004 period.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $96,000 for the three months ended March 31, 2004, a decrease of $37,000, or 27.8%, compared to the same period in 2003. The decline was primarily attributable to a 26.7% reduction in earnings before taxes in the 2004 period. The effective tax rates were 33.6% and 34.1% for the three months ended March 31, 2004 and 2003, respectively.


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




Date: May 12, 2004                     By: /s/Phillip W. Gerber
      -----------------------              --------------------------
                                           Phillip W. Gerber
                                           President and Chief
                                           Executive Officer



Date: May 12, 2004                     By: /s/Robert W. Siegel
      -----------------------              --------------------------
                                           Robert W. Siegel
                                           Vice President,
                                           Chief Financial Officer