Form 10KSB
period 2004-06-30
COMMUNITY INVESTORS BANCORP INC
filed 2004-09-28
CIK 930277

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2004

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______________

                        Commission File No.:  0-25470
                                              -------

                      Community Investors Bancorp, Inc.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

                Ohio                                 34-1779309
  ---------------------------------            ----------------------
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)            Identification Number)

      119 South Sandusky Avenue
            Bucyrus, Ohio                               44820
      -------------------------                      ----------
              (Address)                              (Zip Code)

     Registrant's telephone number, including area code:  (419) 562-7055
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year ended June 30, 2004: $6.9 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 8, 2004 was $12.0 million.

The number of shares issued and outstanding of the Registrant's Common Stock as of September 8, 2004 was 1,078,761.


                     DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended June 30, 2004 - Parts I, II and IV.

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 25, 2004. - Part III.

                      COMMUNITY INVESTORS BANCORP, INC.

                          FORM 10-KSB ANNUAL REPORT

                              TABLE OF CONTENTS



                                   PART I

Item 1.   Business of Community Investors Bancorp, Inc.                      1
Item 2.   Description of Property                                           24
Item 3.   Legal Proceedings                                                 24
Item 4.   Submission of Matters to a Vote of Security Holders               24


                                   PART II

Item 5.   Market for Common Equity, Related Shareholder Matters
           and Small Business Issuer Purchases of Equity Securities         25
Item 6.   Management's Discussion and Analysis or Plan of Operation         25
Item 7.   Financial Statements                                              25
Item 8.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         25
Item 8A.  Controls and Procedures                                           25
Item 8B.  Other Information                                                 25

                                  PART III

Item 9.   Directors, Executive Officers Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act                25
Item 10.  Executive Compensation                                            25
Item 11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                  25
Item 12.  Certain Relationships and Related Transactions                    26

Item 13.  Exhibits                                                          27
Item 14.  Principal Accountant Fees and Services                            27

Signatures                                                                  28

                                   PART I

Item 1.  Business of Community Investors Bancorp, Inc.

General

      Community Investors Bancorp, Inc. (the "Corporation") was organized in September 1994 at the direction of the Board of Directors of First Federal Savings and Loan Association of Bucyrus. During fiscal 2001, the Association changed its name to First Federal Community Bank of Bucyrus ("First Federal" or the "Bank"). The Corporation was formed for the purpose of acquiring all of the common stock to be issued by the Bank upon its conversion from a federally-chartered mutual savings and loan to a federally-chartered stock Bank (the "Conversion"). Since completion of the Conversion on February 6, 1995, the Corporation has conducted business as a unitary savings and loan holding company. At June 30, 2004, the Corporation had $121.9 million of total assets, $ 108.6 million of total liabilities, including $87.2 million of deposits, and $13.2 million of stockholders' equity.

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

      The Bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Federal Regulation of Savings Banks." At June 30, 2004, the Bank's limit on loans-to-one borrower was approximately $1.9 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $1.1 million, $515,000, $496,000, $440,000 and $440,000. All of these loans or groups of loans were performing in accordance with their terms at June 30, 2004. The loan portfolio contains no foreign loans nor any concentrations to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

      Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, by type of loan at the dates indicated.


                                                                           June 30,
                                                      2004                   2003                   2002
                                               Amount        %        Amount        %        Amount        %
                                                                    (Dollars in thousands)

Mortgage loans:
  Secured by one-to-four family residences     $79,912      82.0%     $79,801      82.9%     $79,248      80.5%
  Secured by other residential properties          261        .3          790       0.8          898       0.9
  Construction loans                             2,925       3.0        1,458       1.5        1,974       2.0
  Nonresidential and land                        5,717       5.9        5,001       5.2        6,615       6.7
                                               -------     -----      -------     -----      -------     -----
      Total mortgage loans                      88,815      91.2       87,050      90.4       88,735      90.1

Other loans:
  Commercial                                     4,114       4.2        4,928       5.1        2,040       2.1
  Automobile                                     2,661       2.7        2,446       2.5        1,693       1.7
  Home equity and improvement                        -         -          117       0.1           91       0.1
  Other                                          1,842       1.9        1,793       1.9        5,901       6.0
                                               -------     -----      -------     -----      -------     -----
      Total other loans                          8,617       8.8        9,284       9.6        9,725       9.9
                                               -------     -----      -------     -----      -------     -----
      Total loans                               97,432     100.0%      96,334     100.0%      98,460     100.0%
                                                           =====                  =====                  =====

Less:
  Net deferred loan origination fees               208                    268                    293
  Undisbursed loan funds                           813                    999                  1,940
  Allowance for loan losses                        549                    544                    558
                                               -------                -------                -------
      Loans receivable - net                   $95,862                $94,523                $95,669
                                               =======                =======                =======

      Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 2004, regarding the dollar amount of loans maturing in the Bank's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.


                                              Mortgage Loans                Other Loans
                                       ----------------------------     --------------------
                                           Secured by
                                          One-to-four         Other                 Consumer
                                               Family      Mortgage                      and
                                       Residences (1)     Loans (2)     Commercial     Other      Total

Amounts due in:
One year or less                          $ 5,851          $  529         $2,028     $2,491      $10,899
After one year through five years          14,266           1,520          1,067      1,787       18,640
Over five years                            61,907           3,929          1,019        225       67,080
                                          -------          ------         ------     ------      -------

Total                                     $82,024          $5,978         $4,114     $4,503      $96,619
                                          =======          ======         ======     ======      =======

Interest rate terms on amounts due
 after one year:
Fixed                                                                                            $31,291
Adjustable                                                                                        54,429
                                                                                                 -------

                                                                                                 $85,720
                                                                                                 =======

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

      The Bank has emphasized the origination of adjustable rate mortgage ("ARM") loans for several years. As a result, at June 30, 2004, approximately 70.0% of 1-4 family residential mortgage loans in the Bank's portfolio were comprised of ARM loans. All real estate mortgage loans are originated for portfolio, however, during fiscal 2001 the Bank began to originate loans under terms and conditions which would permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). During fiscal 2004, the Bank sold certain fixed-rate mortgage loans to the Federal Home Loan Bank of Cincinnati, retaining servicing on loans sold. Total loans sold amounted to $2.5 million, which resulted in a realized gain on sale of $100,000. At June 30, 2004, the Bank had no loans identified as held for sale.

      The following table shows origination, purchase and sale activity of the Bank with respect to its loans during the periods indicated:


                                                         Year ended June 30,
                                                    2004        2003        2002
                                                           (In thousands)

Mortgage loan originations:
  Secured by one-to-four family residences         $21,385     $26,420     $29,282
  Construction loans                                 2,451       1,172       3,154
  Nonresidential and land                            1,046         605       2,097
                                                   -------     -------     -------
Total mortgage loan originations                    24,882      28,197      34,533

Other loan originations:
  Commercial                                         4,072       4,470       1,243
  Automobiles                                        1,554       1,497       1,095
  Home equity and improvement                          983         910       1,144
  Other                                              1,099       1,259       1,572
                                                   -------     -------     -------
Total other loans                                    7,708       8,136       5,054
                                                   -------     -------     -------

Total loans originated and purchased                32,590      36,333      39,587

Less:
  Loan principal repayments                         28,666      35,508      38,054
  Sales of whole loans and participations            2,582       2,094           -
  Transferred to real estate, mobile homes and
   other assets held for sale                           90          36          55
Other increase (decrease), net                          87         159         (16)
                                                   -------     -------     -------

Net increase (decrease) in net loans               $ 1,339     $(1,146)    $ 1,462
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

      Interest receivable is accrued on all loans and credited to income as earned. When a loan is delinquent three payments or more, the unpaid interest is fully reserved by a provision to the allowance for uncollected interest. A nonmortgage loan is generally charged off after it becomes delinquent 120 days. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balances can be reasonably expected. The Bank had nonaccruing loans 90 or more days delinquent totaling $1.0 million and $1.6 million at June 30, 2004 and 2003, respectively.

Delinquent Loans

      The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                            June 30, 2004                                   June 30, 2003
                             --------------------------------------------    --------------------------------------------
                                  30-89 Days           90 or More Days            30-89 Days           90 or More Days
                             --------------------    --------------------    --------------------    --------------------
                                       Percent of              Percent of              Percent of              Percent of
                                             Loan                    Loan                    Loan                    Loan
                             Amount      Category    Amount      Category    Amount      Category    Amount      Category
                                                                (Dollars in thousands)

Mortgage loans:
  Secured by one-to-four
   family residences         $  761      0.95%        $627       0.78%       $  959      1.20%       $1,283      1.61%
  Secured by other
   residential properties         -         -            -          -            71      8.99             -         -
  Other, nonresidential           -         -            -          -             -         -             -         -
                             ------                   ----                   ------                  ------
  Total mortgage loans          761      0.86          627       0.71         1,030      1.18         1,283      1.47

Other loans:
  Commercial                    363      8.82          285       6.93           139      2.82           349      7.08
  Automobile                    131      4.92           38       1.42            65      2.66            10      0.41
  Other                          52      2.82            8       0.43             2      0.11             3      0.17
                             ------                   ----                   ------                  ------
Total other loans               546      6.34          331       3.84           206      2.22           362      3.90
                             ------                   ----                   ------                  ------

Total                        $1,307      1.34%        $958       0.98%       $1,236      1.28%       $1,645      1.71%
                             ======      ====         ====       ====        ======      ====        ======      ====

      The following table sets forth the amounts and categories of the Bank's non-performing assets and troubled debt restructurings at the dates indicated.


                                                       June 30,
                                              2004       2003      2002
                                                (Dollars in thousands)

Non-accruing loans:
Secured by one-to-four family residences      $ 627     $1,283     $ 420
Secured by other residential properties           -          -         -
Nonresidential                                    -          -         -
Mobile homes                                      -          -         -
Automobile                                       38         10        20
Commercial                                      285        349         -
Other                                             8          3       179
Accruing loans 90 days or more delinquent         -          -         -
                                              -----     ------     -----
Total non-performing loans                      958      1,645       619

Property acquired in settlement of loans          -          -         -
                                              -----     ------     -----
Total non-performing assets                     958      1,645       619

Troubled debt restructurings                      -          -         8
                                              -----     ------     -----
Total                                         $ 958     $1,645     $ 627
                                              =====     ======     =====

Total non-performing loans and troubled
 debt restructurings as a percentage of
 total loans                                   0.98%      1.71%     0.65%
                                              =====     ======     =====

Total non-performing assets and troubled
 debt restructurings as a percentage of
 total assets                                  0.79%      1.34%     0.51%
                                              =====     ======     =====

--------------------

      Additional interest income that would have been recognized had nonperforming loans performed in accordance with their original terms amounted to approximately $50,000, $28,000 and $54,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Classified Assets

      Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At June 30, 2004, the Bank had approximately $1.1 million of classified assets, net of specific loss allowances, consisting of $1.0 million of substandard and $107,000 of "special mention." There were no assets categorized as "doubtful" or "loss" at June 30, 2004.

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

      The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.


                                                            Year ending June 30,
                                                        2004        2003        2002
                                                           (Dollars in thousands)

Average loans, net                                     $95,560     $95,235     $94,841
                                                       =======     =======     =======

Allowance for loan losses, beginning of year           $   544     $   558     $   497
Charged-off loans:
  Secured by one-to-four family residences                  66          30          64
Automobiles                                                              2           -
  Other                                                     77          28          23
                                                       -------     -------     -------
      Total charged-off loans                              143          60          87

Recoveries on loans previously charged off:
  Secured by one-to-four family residences                   1           -           -
  Secured by other residential properties                                -           -
  Mobile homes                                                           2           -
  Automobiles                                                            -           2
  Other                                                      4          11           7
                                                       -------     -------     -------
      Total recoveries                                       5          13           9
                                                       -------     -------     -------

      Net loans charged-off                                138          47          78
Provision for losses on loans                              143          33         139
                                                       -------     -------     -------

Allowance for loan losses, end of year                 $   549     $   544     $   558
                                                       =======     =======     =======

Net loans charged-off to average loans, net                .14%        .05%        .08%
Allowance for loan losses to total loans                 .5690%        .56%        .57%
Allowance for loan losses to nonperforming loans         57.31%      33.07%      90.15%
Net loans charged-off to allowance for loan losses       25.14%       8.64%      13.98%

      The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.


                                                              June 30,
                                        2004                    2003                    2002
                                          % of Loans              % of Loans              % of Loans
                                             In Each                 In Each                 In Each
                                            Category                Category                Category
                                            To Total                To Total                To Total
                                Amount         Loans    Amount         Loans    Amount         Loans
                                                       (Dollars in thousands)

Secured by one-to-four
 family residences               $427        77.8%       $474        87.1%       $303        54.3%
Secured by other
 residential properties             1         0.2           2         0.4           2         0.4
Construction loans                 12         2.2           3         0.6           4         0.7
Other, nonresidential              33         6.0          10         1.8          13         2.3
Mobile homes                        -           -           -           -           -           -
Commercial                         49         8.9          10         1.8           4         0.7
Automobile                         15         2.7           4         0.7           4         0.7
Home equity and improvement         -           -           -           -           -           -
Other                              12         2.2          41         7.6         228        40.9
                                 ----       -----        ----       -----        ----       -----

Total                            $549       100.0%       $544       100.0%       $558       100.0%
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


                                                          June 30,
                                    2004                    2003                    2002
                             Amount      Percent     Amount      Percent     Amount      Percent
                                                  (Dollars in thousands)

Passbook                     $20,752      23.8%      $20,130      22.9%      $18,419      21.5%
Money market demand,
 NOW and super NOW            23,019      26.4        20,513      23.3        20,339      23.7
Certificates of deposit       43,432      49.8        47,422      53.8        46,898      54.8
                             -------     -----       -------     -----       -------     -----
Total deposits at end of
 period                      $87,203     100.0%      $88,065     100.0%      $85,656     100.0%
                             =======     =====       =======     =====       =======     =====

      The following table sets forth the Corporation's net deposit flows during the periods indicated.


                                                          Year ended June 30,
                                                      2004         2003       2002
                                                             (In thousands)

Net increase (decrease) before interest credited     $(2,122)     $  308     $2,620
Interest credited                                      1,260       2,101      2,946
                                                     -------      ------     ------

Net deposits increase (decrease)                     $  (862)     $2,409     $5,566
                                                     =======      ======     ======

      The following table sets forth maturities of the Corporation's certificates of deposit of $100,000 or more at June 30, 2004 by time remaining to maturity.


                                                 (In thousands)

Three months or less                                     $2,949
Over three months through six months                        858
Over six months through 12 months                           967
Over 12 months                                            1,155
                                                         ------

Total                                                    $5,929
                                                         ======

      The following table presents, by various interest rate categories, the amount of certificates of deposit at June 30, 2004 which mature during the periods indicated.


                                         Amounts at June 30, 2004
                                             Maturing Within
                               --------------------------------------------
                                 One        Two       Three
Certificates of Deposit         Year       Years      Years      Thereafter
                                              (In thousands)

0.50% to 2.0%                  $30,707     $4,831     $   22       $    -
2.01% to 4.0%                    2,732      1,390        997          694
4.01% to 6.0%                      331        439        435          854
                               -------     ------     ------       ------
Total certificate accounts     $33,770     $6,660     $1,454       $1,548
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

      The following table sets forth the maximum month-end balance and average balance of the Corporation's FHLB advances during the periods indicated.


                                            Year ended June 30,
                                       2004        2003        2002
                                          (Dollars in thousands)

Maximum balance                       $23,121     $21,334     $22,851
Average balance                        21,448      21,258      21,541
Weighted average interest rate of
 FHLB advances                           6.14%       6.21%       6.19%

      The following table sets forth certain information as to the Corporation's FHLB advances at the dates indicated.


                                                 June 30,
                                       2004        2003        2002
                                          (Dollars in thousands)

FHLB advances                         $21,062     $21,244     $21,334
Weighted-average interest rate of
 FHLB advances                           6.21%       6.21%       6.21%


Employees

      The Corporation had 32 full-time employees and 10 part-time employees at June 30, 2004. None of these employees is represented by a collective bargaining agreement, and the Corporation believes that it enjoys good relations with its personnel.

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

      The Bank is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings banks meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2004, the Bank was in compliance with applicable loans-to-one borrower limitations.

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

      At June 30, 2004, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

      Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC and loans for educational purposes, loans to small businesses, and loans made through credit cards or credit card accounts. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; loans for personal, family or homehold purposes (other than those included in the 100% basket above); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 2004, the qualified thrift investments of the Bank were approximately 92.3% of its portfolio assets.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 2004, the Bank had advances of $21.06 million from the FHLB of Cincinnati.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to a least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 2004, the Bank had $1.86 million in FHLB stock, which was in compliance with this requirement.

      The FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. Dividends paid by the FHLB of Cincinnati to the Bank for the fiscal year ended June 30, 2004 totaled $72,000.

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

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Currently, reserves of 3% must be maintained against total transaction accounts of $42.1 million or less (after a $6.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At June 30, 2004, the Bank was in compliance with applicable requirements.

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

      As of June 30, 2004, the Bank's accumulated bad debt reserve for qualifying real property loans and its supplemental bad debt reserve balances totaled approximately $1.2 million. The Bank believes it has approximately $7.0 million of accumulated earnings and profits as of June 30, 2004, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See "Dividend Policy."

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

State Taxation

      The Bank is subject to an Ohio franchise taxed based on its equity capital plus certain reserve amounts. Total capital for this purpose is reduced by certain exempted assets. The resultant net taxable value was taxed at a rate of 1.3% for both 2004 and 2003.

Item 2.  Description of Property

      At June 30, 2004, the Corporation conducted its business from its executive offices in Bucyrus, Ohio and two full-service branch offices. All of these offices are located in Crawford County, Ohio.

      The following table sets forth certain information with respect to the Corporation's office properties at June 30, 2004.


                                            Net Book
                              Leased/       Value of       Amount of
                               Owned        Property        Deposits
                                         (In thousands)

Main Office                    Owned         $  471         $69,046
119 South Sandusky Avenue
Bucyrus, Ohio  44820

South Branch Office            Owned            170           8,127
875 South Sandusky Avenue
Bucyrus, Ohio  44820

New Washington Branch          Owned            565           9,111
220 West Mansfield Street
New Washington, Ohio  44854

East Branch Office             Owned          1,121             919
2020 East Mansfield Street
Bucyrus, Ohio  44820

Automated Teller Machine       Owned             41               -
1661 Marion Road  (machine
Bucyrus, Ohio  only)                         ------         -------

                                             $2,368         $87,203
                                             ======         =======

Item 3.  Legal Proceedings

      The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the Corporation's financial condition.

Item 4.  Submission of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of securities holders during the fourth quarter of fiscal 2004.

                                   PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

      (a) The information required herein is incorporated by reference from page 4 of the Corporation's Annual Report to Stockholders for fiscal 2003 ("Annual Report"), which is included herein as Exhibit [13]. The information for all equity based and individual compensation arrangements is incorporated by reference from Part III, Item 11 hereof.

      (b)  Not applicable.

      (c) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.


                                                    Total Number of
                                                  Shares Purchased as       Maximum Number of
                    Total Number      Average      Part of Publicly      Shares that May Yet Be
                      of Shares     Price Paid    Announced Plans or       Purchased Under the
     Period           Purchased      per Share          Programs          Plans or Programs(1)
----------------    ------------    ----------    -------------------    ----------------------

April 1-30, 2004           --         $   --                 --                      --

May 1-31, 2004         11,200          14.73             42,050                  63,750

June 1-30, 2004         5,747          14.70             47,797                  58,003
                       ------         ------             ------                  ------

      Total            16,947         $14.72             47,797                  58,003
                       ======         ======             ======                  ======

--------------------
<F1>  The Company commenced purchasing a total of 105,800 shares in January
      2003 pursuant to a repurchase program which was publicly announced on January 14, 2003.

Item 6.  Management's Discussion and Analysis or Plan of Operation

      The information required herein is incorporated by reference from pages 7 through 13 of the Annual Report.

Item 7.  Financial Statements

      The financial statements required herein are incorporated by reference from pages 20 through 49 of the Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 8a.  Controls and Procedures

The Corporation's management reviews the system of internal controls with a view towards continuous improvement. In this regard, management became aware that file maintenance logs were not being completely reviewed on a daily basis. The Corporation's Audit Committee was advised by its independent auditors that this was a significant deficiency as defined in the auditing literature. Management has implemented corrective action with respect to this matter and has provided for complete daily reviews of file maintenance logs. The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based upon that evaluation and the corrective actions discussed above, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

Item 8b.  Other Information

      Not applicable.


                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The information required herein is incorporated by reference from pages 2 to 6 and 8 of the Registrant's Proxy Statement dated September 22, 2004 ("Proxy Statement").

      The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other directors, officers and employees of the Company and the Bank. A copy of the Code of Conduct and Ethics will be provided without charge and upon request made in writing and addressed to Brian R. Buckley, Community Investors Bancorp, Inc., P.O. Box 766, 119 South Sandusky Avenue, Bucyrus, Ohio 44820.

Item 10.  Executive Compensation

      The information required herein is incorporated by reference from pages 9 to 11 of the Registrant's Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters

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

      The following table shows, as of June 30, 2004, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plan, excluding shares issuable upon exercise of outstanding stock options.

                    Equity Compensation Plan Information


---------------------------------------------------------------------------------------------------------
                                                                                  Number of securities
                                Number of securities                            remaining available for
                                 to be issued upon        Weighted-average       future issuance under
                                    exercise of          exercise price of     equity compensation plans
                                outstanding options,    outstanding options,     (excluding securities
       Plan Category            warrants and rights     warrants and rights     reflected in first column)
----------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders         135,812(1)              $8.14(2)                  57,408(3)
----------------------------------------------------------------------------------------------------------

Equity compensation plans
not approved by security
holders.                                   -                     -                          -
----------------------------------------------------------------------------------------------------------

Total                                135,812                 $8.14                     57,408
----------------------------------------------------------------------------------------------------------

--------------------
<F1>  Includes 64,330 shares of restricted stock granted under Community
      Investors' Management Recognition Plan ("MRP").
<F2>  Does not include MRP shares, which do not have an exercise price.
<F3>  Includes 2,100 shares of restricted common stock, which remain available for grant under the MRP.

Item 12.  Certain Relationships and Related Transactions

      The information required herein is incorporated by reference from page 11 of the Registrant's Proxy Statement.

Item 13.  Exhibits

      The following exhibits are either filed as a part of this report or are incorporated herein by reference to documents previously filed as indicated below:


Exhibit
Number     Description                                                           Location

3.1        Articles of Incorporation                                                (1)
3.2        Code of Regulations of Community Investors Bancorp, Inc.                 (1)
3.3        Bylaws of Community Investors Bancorp, Inc.                              (1)
4.1        Specimen Stock Certificate of Community Investors Bancorp, Inc.          (1)
10.1       Agreement Among Community Investors, First Federal and
           Phillip W. Gerber, dated September 17, 2004                              (2)
10.2       Agreement Among Community Investors, First Federal and
           Brian R. Buckley, dated September 17, 2004                               (2)
10.3       Agreement Among Community Investors, First Federal and
           Thomas G. Kalb, dated September 17, 2004                                 (2)
10.4       Agreement Among Community Investors, First Federal and
           Jeffrey K. Urban, dated September 17, 2004                               (2)
10.5       Community Investors Bancorp, Inc. 1995 Stock Option Plan                 (3)
10.6       Community Investors Bancorp, Inc. 1995 Recognition and Retention Plan    (4)
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

<F1>  Incorporated by reference from the Registrant's Registration
      Statement on Form S-1 (File No. 33-84132) filed with the Securities and Exchange Commission on September 16, 1994, as amended.
<F2>  Incorporated by reference from the Company's Form 8-K filed with the
      Securities and Exchange Commission on September 23, 2004.
<F3>  Incorporated by reference from the Company's Registration Statement on
      Form S-8 filed with the Securities and Exchange Commission on April 30, 1997.
<F4>  Incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 2, 1995.


Item 14.  Principal Accountant Fees and Services

      The information required by Item 9(e) of Schedule 14A is incorporated by reference from page 12 of the Registrant's Proxy Statement.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMUNITY INVESTORS BANCORP, INC.


September 28, 2004                     By:  /s/ Phillip W. Gerber
                                            ---------------------
                                       Phillip W. Gerber
                                       President and Managing Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2004.

       Signature                                     Title
       ---------                                     -----

/s/ Phillip W. Gerber                  President and Managing Officer
-------------------------
Phillip W. Gerber

/s/ Thomas G. Kalb                     Vice President and Chief Financial
-------------------------               Officer

/s/ Dale C. Hoyles                     Chairman of the Board
-------------------------
Dale C. Hoyles

/s/ David M. Auck                      Vice Chairman of the Board
-------------------------
David M. Auck

/s/ D. Brent Fissel                    Director
-------------------------
D. Brent Fissel

/s/ Philip E. Harris                   Director
-------------------------
Philip E. Harris

/s/ John D. Mizick                     Director
-------------------------
John D. Mizick

/s/ Michael J. Romanoff                Director
-------------------------
Michael J. Romanoff