Form 10QSB
period 2004-09-30
COMMUNITY INVESTORS BANCORP INC
filed 2004-11-15
CIK 930277

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2004
                                      ------------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number:        33-84132
                           ----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                 November 12, 2004 - 1,074,211 common shares
---------------------------------------------------------------------------

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

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)


                                                             September 30,     June 30,
                                                                      2004         2004

      ASSETS
Cash and due from banks                                           $  1,411     $  2,373
Interest-bearing deposits in other financial institutions            2,812        4,347
                                                                  --------     --------
      Cash and cash equivalents                                      4,223        6,720

Investment securities available for sale - at market                12,872       12,749
Investment securities held to maturity - at amortized
 cost, approximate market value of $155 and $176 as of
 September 30, 2004 and June 30, 2004, respectively                    155          179
Mortgage-backed securities available for sale - at market              720          884
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of $218 and
 $252 as of September 30, 2004 and June 30, 2004,
 respectively                                                          216          249
Loans receivable - net                                              98,934       95,862
Office premises and equipment - at depreciated cost                  2,331        2,368
Federal Home Loan Bank stock - at cost                               1,877        1,857
Accrued interest receivable on loans                                   472          405
Accrued interest receivable on mortgage-backed securities                1            6
Accrued interest receivable on investments and
 interest-bearing deposits                                             120           80
Prepaid expenses and other assets                                      431          362
Prepaid federal income taxes                                            22          133
                                                                  --------     --------

      Total assets                                                $122,374     $121,854
                                                                  ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $ 81,962     $ 87,203
Advances from the Federal Home Loan Bank                            26,558       21,062
Advances by borrowers for taxes and insurance                          120           49
Accrued interest payable                                               167          158
Other liabilities                                                       28           20
Deferred federal income taxes                                          176          130
                                                                  --------     --------
      Total liabilities                                            109,011      108,622

Commitments                                                              -            -

Stockholders' equity
  Preferred stock, 1,000,000 shares of no
   par value authorized, no shares issued                                -            -
  Common stock, 4,000,000 shares authorized, $.01 par
   value; 1,660,850 shares issued                                       17           17
  Additional paid-in capital                                         7,329        7,342
  Retained earnings, restricted                                     11,746       11,630
  Shares acquired by stock benefit plans                               (15)         (15)
  Less 581,639 and 580,712 shares of treasury stock
   at September 30, 2004 and June 30, 2004,
   respectively - at cost                                           (5,720)      (5,662)
  Accumulated other comprehensive income (loss) - unrealized gains (losses) on securities designated as available for
   sale, net of related tax effects                                      6          (80)
                                                                  --------     --------
      Total stockholders' equity                                    13,363       13,232
                                                                  --------     --------

      Total liabilities and stockholders' equity                  $122,374     $121,854
                                                                  ========     ========

                      Community Investors Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF EARNINGS

        For the three month periods ended September 30, 2004 and 2003
                      (In thousands, except share data)


                                                           2004      2003

Interest income
  Loans                                                  $1,431    $1,483
  Mortgage-backed securities                                  2        20
  Investment securities                                     132        93
  Interest-bearing deposits and other                         5        23
                                                         ------    ------
      Total interest income                               1,570     1,619

Interest expense
  Deposits                                                  261       375
  Borrowings                                                339       331
                                                         ------    ------

      Total interest expense                                600       706
                                                         ------    ------

      Net interest income                                   970       913

Provision for losses on loans                                38        22
                                                         ------    ------

      Net interest income after provision
       for losses on loans                                  932       891

Other income
  Gain on sale of loans                                      20        26
  Other operating                                           110       119
                                                         ------    ------

      Total other income                                    130       145

General, administrative and other expense
  Employee compensation and benefits                        320       361
  Occupancy and equipment                                    70        58
  Franchise taxes                                            41        39
  Data and item processing                                  108        87
  Other operating                                           198       132
                                                         ------    ------

      Total general, administrative and other expense       737       677
                                                         ------    ------

      Earnings before income taxes                          325       359

Federal income taxes
  Current                                                   109       118
  Deferred                                                    2         4
                                                         ------    ------

      Total federal income taxes                            111       122
                                                         ------    ------

      NET EARNINGS                                       $  214    $  237
                                                         ======    ======

      EARNINGS PER SHARE
        Basic                                            $  .20    $  .23
                                                         ======    ======

        Diluted                                          $  .19    $  .22
                                                         ======    ======

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           For the three months ended September 30, 2004 and 2003
                               (In thousands)


                                                            2004    2003

Net earnings                                                $214    $237

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits) of $44 and $(13)
   in 2004 and 2003, respectively                             86     (25)
                                                            ----    ----

Comprehensive income                                        $300    $212
                                                            ====    ====

Accumulated comprehensive income                            $  6    $ 42
                                                            ====    ====

                      Community Investors Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the three months ended September 30, 2004 and 2003
                               (In thousands)


                                                                           2004        2003

Cash flows from operating activities:
  Net earnings for the period                                           $   214     $   237
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                         7           5
    Amortization of deferred loan origination fees                          (13)        (27)
    Depreciation and amortization                                            37          27
    Provision for losses on loans                                            38          22
    Gain on sale of loans                                                   (20)        (26)
    Origination of loans for sale in the secondary market                  (580)       (589)
    Proceeds from sale of loans                                             584         924
    Federal Home Loan Bank stock dividends                                  (20)        (18)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                  (68)        (36)
      Accrued interest receivable on mortgage-backed securities               6           1
      Accrued interest receivable on investments and
       interest-bearing deposits                                            (40)          -
      Prepaid expenses and other assets                                     (79)          3
      Accrued interest payable                                                9          (4)
      Other liabilities                                                       8          84
      Federal income taxes
        Current                                                             109         (62)
        Deferred                                                              2           3
                                                                        -------     -------
          Net cash provided by operating activities                         194         544

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                            24       1,001
  Purchase of investment securities designated as available for sale          -      (3,000)
  Principal repayments on mortgage-backed securities                        199         318
  Loan principal repayments                                               4,869       8,698
  Loan disbursements                                                     (7,950)     (9,359)
  Purchase of office premises and equipment                                   -        (379)
                                                                        -------     -------
          Net cash used in investing activities                          (2,858)     (2,721)
                                                                        -------     -------

          Net cash used in operating and investing
           activities (subtotal carried forward)                         (2,664)     (2,177)
                                                                        -------     -------

                      Community Investors Bancorp, Inc.

           For the three months ended September 30, 2004 and 2003
                               (In thousands)


                                                                           2004         2003

          Net cash used in operating and investing
           activities (subtotal brought forward)                        $(2,664)    $(2,177)

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                       (5,241)     (1,409)
  Repayment of Federal Home Loan Bank advances                               (4)       (114)
  Advances from Federal Home Loan Bank                                    5,500           -
  Advances by borrowers for taxes and insurance                              81          60
  Proceeds from the exercise of stock options                                96          48
  Purchase of treasury stock                                               (167)        (58)
  Dividends on common stock                                                 (98)        (92)
                                                                        -------     -------
          Net cash provided by (used in) financing activities               167      (1,565)
                                                                        -------     -------

Net decrease in cash and cash equivalents                                (2,497)     (3,742)

Cash and cash equivalents at beginning of period                          6,720      14,375
                                                                        -------     -------

Cash and cash equivalents at end of period                              $ 4,223     $10,633
                                                                        =======     =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                $     -     $   180
                                                                        =======     =======

    Interest on deposits and borrowings                                 $   591     $   710
                                                                        =======     =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
   for sale, net of related tax effects                                 $    86     $   (25)
                                                                        =======     =======

  Recognition of mortgage servicing rights in accordance
   with SFAS No. 140                                                    $     6     $     9
                                                                        =======     =======

                      Community Investors Bancorp, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three months ended September 30, 2004 and 2003


1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the annualized results which may be expected for the entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. At September 30, 2004, all ESOP shares had been allocated and released. Weighted-average common shares deemed outstanding gives effect to a reduction for 25,528 weighted-average unallocated shares held by the ESOP for the three month period ended September 30, 2003.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations were as follows:


                                           2004         2003

Weighted-average common shares
 outstanding (basic)                    1,081,532    1,048,567
Dilutive effect of  assumed exercise
 of stock options                          25,843       49,188
                                        ---------    ---------
Weighted-average common shares
 outstanding (diluted)                  1,107,375    1,097,755
                                        =========    =========

                      Community Investors Bancorp, Inc.

           For the three months ended September 30, 2004 and 2003


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

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, there would have been no effect on the Corporation's consolidated net earnings and earnings per share for the three month periods ended September 30, 2004 and 2003.

A summary of the status of the Corporation's stock option plan as of September 30, 2004 and June 30, 2004 and 2003, and changes during the periods ending on those dates is presented below:


                                       Nine months ended                        Year ended
                                        September 30,                            June 30,
                                              2004                     2004                    2003
                                                 Weighted-                Weighted-               Weighted-
                                                   average                  average                 average
                                                  exercise                 exercise                exercise
                                       Shares        price      Shares        price     Shares        price

Outstanding at beginning of period     71,482        $8.14     107,474        $7.65    110,774        $7.64
Granted                                     -            -           -            -          -            -
Exercised                             (11,154)        8.60     (35,992)        6.68     (3,300)        7.33
Forfeited                                   -            -           -            -          -            -
                                      -------        -----     -------        -----    -------        -----

Outstanding at end of period           60,328        $8.06      71,482        $8.14    107,474        $7.65
                                      =======        =====     =======        =====    =======        =====

Options exercisable at period-end      60,328        $8.06      71,482        $8.14    107,474        $7.65
                                      =======        =====     =======        =====    =======        =====

The following information applies to options outstanding at September 30, 2004:


Number outstanding                                     60,328
Range of exercise prices                       $6.61 - $10.83
Weighted-average exercise price                         $8.06
Weighted-average remaining contractual life         1.8 years

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


Discussion of Financial Condition Changes from June 30, 2004
------------------------------------------------------------
to September 30, 2004
---------------------

At September 30, 2004, the Corporation's assets totaled $122.4 million, an increase of $520,000, or .4%, compared to the level reported at June 30, 2004. The increase in assets was primarily comprised of a $3.1 million increase in loans receivable, which was offset by a $2.5 million decrease in cash and cash equivalents.

Cash and interest-bearing deposits totaled $4.2 million at September 30, 2004, a decrease of $2.5 million, or 37.2%, from June 30, 2004. Investment and mortgage-backed securities totaled $14.0 million at September 30, 2004, a decrease of $98,000 or .7%, from June 30, 2004, due primarily to maturities of investment securities and repayments on mortgage-backed securities totaling $223,000, offset by market value increases of investment securities of $125,000.

Loans receivable totaled $98.9 million at September 30, 2004, an increase of $3.1 million, or 3.2%, from June 30, 2004 levels. The increase was due primarily to loan disbursements of $8.5 million, which were partially offset by principal repayments of $4.9 million and sales of $564,000 during the three-month period ended September 30, 2004. The volume of loan disbursements during the three months ended September 30, 2004, decreased by $1.4 million or 14.3%, compared to the same period in 2003, due primarily to the current interest rate environment and local real estate market conditions. The allowance for loan losses totaled $520,000 at September 30, 2004, as compared to $549,000 at June 30, 2004.
Nonperforming loans totaled $1.3 million at September 30, 2004, as compared to $1.0 million at June 30, 2004. The allowance for loan losses represented 39.7% of nonperforming loans as of September 30, 2004 and 57.3% at June 30, 2004. Nonperforming loans at September 30, 2004, were comprised of one- to four-family residential loans totaling $268,000 and consumer and commercial loans totaling $252,000. Management believes all nonperforming loans were adequately collateralized at September 30, 2004. Although management believes that its allowance for loan losses at September 30, 2004, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $82.0 million at September 30, 2004, a decrease of $5.2 million, or 6.0%, compared to June 30, 2004 levels. The decrease was due primarily to management's decision to refrain from pricing deposits at the upper end of the range in a competitive marketplace.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2004
------------------------------------------------------------
to September 30, 2004 (continued)
---------------------------------

Stockholders' equity totaled $13.4 million at September 30, 2004, an increase of approximately $130,000, or 1.0%, over June 30, 2004 levels.
The increase resulted primarily from net earnings of $214,000, the proceeds from exercise of stock options totaling $96,000, and the increase in unrealized gains on investments of $86,000, which were partially offset by repurchases of 12,021 shares of treasury stock at an aggregate price of $167,000 and dividend payments on common stock totaling $98,000. In January 2003, the Corporation had announced a share repurchase plan of up to 105,800 shares. To date, 71,773 shares have been repurchased leaving 34,027 shares available for purchase in the event market conditions warrant. During the three months ended September 30, 2004, the Corporation purchased 3,321 treasury shares at $14.70 per share in July 2004, and 8,700 treasury shares at $13.60 per share in August 2004.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2004, the Bank's capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 2004 and 2003
---------------------------

General
-------

The Corporation's net earnings totaled $214,000 for the three months ended September 30, 2004, a decrease of $23,000, or 9.7%, compared to the $237,000 of net earnings reported for the same period in 2003. The decrease in earnings resulted primarily from a $60,000, or 8.9% increase in general, administrative and other expense, a $15,000, or 10.3% decrease in other income, and a $16,000 increase in the provision for losses on loans, which were partially offset by a $57,000, or 6.2%, increase in net interest income, and a $11,000, or 9.0%, decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $52,000, or 3.5%, during the three months ended September 30, 2004, compared to the 2003 period, due primarily to a 39 basis point decrease in the average yield, to 5.87% in the 2004 period. This was partially offset by the increase in the average loan portfolio by approximately $3.0 million. Liquid interest-earning assets, (i.e., interest-bearing deposits, investment and mortgage-backed securities) were repositioned from interest-bearing deposits in other financial institutions to investment securities at comparatively higher interest rates. Average investment securities increased by $4.5 million, while average interest-bearing deposits in other financial institutions decreased by $6.6 million for the three months ended September 30, 2003. This asset repositioning resulted in an increase of $3,000, or 2.2%, in interest income on liquid assets.

Interest expense on deposits decreased by $114,000, or 30.4%, during the three months ended September 30, 2004, compared to the 2003 period, due primarily to a 47 basis point decrease in the average cost of deposits quarter to quarter, to 1.23% in the 2004 period, coupled with a $3.5 million, or 4.0%, decrease in the average balance of deposits outstanding. Interest expense on borrowings increased by $8,000, or 2.4%, due to a $2.7 million increase in the weighted-average balance of Federal Home Loan Bank advances outstanding, partially offset by a 57 basis point decrease in the average cost of advances year to year. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $57,000, or 6.2%, to a total of $970,000 for the three months ended September 30, 2004. The interest rate spread amounted to 3.15% in the 2004 three month period, as compared to 2.88% during the 2003 period, while the net interest margin totaled approximately 3.31% in 2004, as compared to 3.08% in 2003.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 2004 and 2003 (continued)
---------------------------------------

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $38,000 provision for losses on loans during the three month period ended September 30, 2004, compared to $22,000 in the comparable 2003 period. The current period provision was predicated primarily upon management's ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income
------------

Other income totaled $130,000 for the three months ended September 30, 2004, a decrease of $15,000, or 10.3%, compared to the same period in 2003. The decrease was due primarily to a decrease of $6,000 on gain on sale of loans and $9,000 in fees.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $737,000 for the three months ended September 30, 2004, an increase of $60,000, or 8.9%, compared to the same period in 2003. This resulted from increases in data and item processing expense of $21,000, or 24.1%, other operating expense of $66,000 or 50.0% and a $12,000, or 20.7% increase in occupancy and equipment expense, partially offset by a $41,000, or 11.4%, decrease in employee compensation and benefits. The increase in other operating expense resulted primarily from costs associated with the expansion and growth initiatives, as well as increased professional expenses related to regulatory compliance quarter to quarter. The increase in occupancy expense was due primarily to the operation of two new branch facilities during the 2004 period. The decrease in employee compensation and benefits was due primarily to a decline in pension plan costs.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $111,000 for the three months ended September 30, 2004, a decrease of $11,000, or 9.0%, compared to the same period in 2003. The decline was primarily attributable to a 9.5% reduction in earnings before taxes in the 2004 period. The effective tax rates were 34.2% and 34.0% for the three months ended September 30, 2004 and 2003, respectively.


Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

There has been no significant change from disclosures included in the Company's Annual Report on Form 10-KSB for the period ended June 30, 2004.

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


ITEM 6.     Exhibits
            --------

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




Date:  November 12, 2004               By: /s/ Phillip W. Gerber
       ----------------------              ---------------------------
                                           Phillip W. Gerber
                                           President and Chief
                                           Executive Officer




Date:  November 12, 2004               By: /s/ Thomas G. Kalb
       ----------------------              ---------------------------
                                           Thomas G. Kalb
                                           Vice President,
                                           Chief Financial Officer