Form 10QSB
period 2004-12-31
COMMUNITY INVESTORS BANCORP INC
filed 2005-02-14
CIK 930277

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004
                                -----------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number:  33-84132
                         --------

                      COMMUNITY INVESTORS BANCORP, INC.
---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Ohio                                   34-1779309
--------------------------------          ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

               119 South Sandusky Avenue, Bucyrus, Ohio  44820
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past 90 days:
Yes [ X]            No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                 February 11, 2005 - 1,062,761 common shares
---------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):
Yes [ ]             No [X]

                                    INDEX

                                                                       Page
                                                                       ----

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition               3

            Consolidated Statements of Earnings                          4

            Consolidated Statements of Comprehensive Income              5

            Consolidated Statements of Cash Flows                        6

            Notes to Consolidated Financial Statements                   8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  11

            Controls and Procedures                                     16

PART II  -  OTHER INFORMATION                                           17

SIGNATURES                                                              18

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)

                                                               December 31,      June 30,
      ASSETS                                                           2004          2004

Cash and due from banks                                            $  1,414      $  2,373
Interest-bearing deposits in other financial institutions             3,000         4,347
                                                                   --------      --------
      Cash and cash equivalents                                       4,414         6,720

Investment securities available for sale - at market                 10,330        12,749
Investment securities held to maturity - at amortized cost,
 approximate market value of $147 and $176 as of
 December 31, 2004 and June 30, 2004, respectively                      147           179
Mortgage-backed securities available for sale - at market               663           884
Mortgage-backed securities held to maturity - at amortized
 cost, approximate market value of $213 and $252 as of
 December 31, 2004 and June 30, 2004, respectively                      210           249
Loans receivable - net                                               97,876        95,862
Office premises and equipment - at depreciated cost                   2,325         2,368
Property acquired in settlement of loans                                 60             -
Federal Home Loan Bank stock - at cost                                1,897         1,857
Accrued interest receivable on loans                                    423           405
Accrued interest receivable on mortgage-backed securities                 -             6
Accrued interest receivable on investments and
 interest-bearing deposits                                               67            80
Prepaid expenses and other assets                                       210           362
Prepaid federal income taxes                                              -           133
                                                                   --------      --------

      Total assets                                                 $118,622      $121,854
                                                                   ========      ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                           $ 81,510      $ 87,203
Advances from the Federal Home Loan Bank                             23,238        21,062
Advances by borrowers for taxes and insurance                           227            49
Accrued interest payable                                                169           158
Other liabilities                                                        21            20
Accrued federal income taxes                                             19             -
Deferred federal income taxes                                           193           130
                                                                   --------      --------
      Total liabilities                                             105,377       108,622

Commitments                                                               -             -

Stockholders' equity
  Preferred stock, 1,000,000 shares of no par value authorized,
   no shares issued                                                       -             -
  Common stock, 4,000,000 shares authorized, $.01 par value;
   1,660,850 shares issued                                               17            17
  Additional paid-in capital                                          7,314         7,342
  Retained earnings, restricted                                      11,871        11,630
  Shares acquired by stock benefit plans                                (15)          (15)
  Less 590,689 and 580,712 shares of treasury stock at
   December 31, 2004 and June 30, 2004, respectively - at cost       (5,927)       (5,662)
  Accumulated other comprehensive loss - unrealized losses
   on securities designated as available for sale, net of
   related tax benefits                                                 (15)          (80)
                                                                   --------      --------
      Total stockholders' equity                                     13,245        13,232
                                                                   --------      --------

      Total liabilities and stockholders' equity                   $118,622      $121,854
                                                                   ========      ========

                      Community Investors Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except share data)

                                                  Six months ended       Three months ended
                                                    December 31,            December 31,
                                                  2004        2003        2004        2003

Interest income
  Loans                                         $2,886      $2,927      $1,455      $1,444
  Mortgage-backed securities                         6          37           4          17
  Investment securities                            220         172         108          79
  Interest-bearing deposits and other               53          71          28          48
                                                ------      ------      ------      ------
      Total interest income                      3,165       3,207       1,595       1,588

Interest expense
  Deposits                                         517         693         256         318
  Borrowings                                       682         662         343         331
                                                ------      ------      ------      ------
      Total interest expense                     1,199       1,355         599         649
                                                ------      ------      ------      ------

      Net interest income                        1,966       1,852         996         939

Provision for losses on loans                       79          59          41          37
                                                ------      ------      ------      ------

      Net interest income after provision
       for losses on loans                       1,887       1,793         955         902

Other income
  Loss on sale of repossessed assets                (3)          -          (3)          -
  Gain on sale of loans                             46          30          26           4
  Other operating                                  218         227         108         108
                                                ------      ------      ------      ------
      Total other income                           261         257         131         112

General, administrative and other expense
  Employee compensation and benefits               675         751         355         390
  Occupancy and equipment                          138         110          68          52
  Franchise taxes                                   81          77          40          38
  Data processing                                  217         183         109          96
  Other operating                                  378         296         180         164
                                                ------      ------      ------      ------
      Total general, administrative and
       other expense                             1,489       1,417         752         740
                                                ------      ------      ------      ------

      Earnings before income taxes                 659         633         334         274

Federal income taxes
  Current                                          193         206          96          88
  Deferred                                          31           8          17           4
                                                ------      ------      ------      ------
      Total federal income taxes                   224         214         113          92
                                                ------      ------      ------      ------

      NET EARNINGS                              $  435      $  419      $  221      $  182
                                                ======      ======      ======      ======

      EARNINGS PER SHARE
        Basic                                   $  .41      $  .40      $  .21      $  .17
                                                ======      ======      ======      ======

        Diluted                                 $  .40      $  .39      $  .20      $  .17
                                                ======      ======      ======      ======

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (In thousands)

                                                                Six months ended    Three months ended
                                                                  December 31,         December 31,
                                                                 2004      2003       2004      2003

Net earnings                                                     $435      $419       $221      $182

Other comprehensive income (loss), net of taxes (benefits):
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $32, $(23), $(12) and
   $(10) for the respective periods                                65       (44)       (21)      (19)
                                                                 ----      ----       ----      ----

Comprehensive income                                             $500      $375       $200      $163
                                                                 ====      ====       ====      ====

Accumulated comprehensive income (loss)                          $(15)     $ 23       $(15)     $ 23
                                                                 ====      ====       ====      ====

                      Community Investors Bancorp, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the six months ended December 31,
                               (In thousands)

                                                                        2004          2003

Cash flows from operating activities:
  Net earnings for the period                                       $    435      $    419
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                     12             6
    Amortization of deferred loan origination fees                       (29)          (45)
    Depreciation and amortization                                         76            51
    Provision for losses on loans                                         79            59
    Gain on sale of loans                                                (46)          (30)
    Origination of loans for sale in the secondary market             (1,305)       (1,072)
    Proceeds from sale of loans                                        1,351         1,084
    Amortization expense of stock benefit plans                            -            75
    Loss on sale of repossessed assets                                     3             -
    Federal Home Loan Bank stock dividends                               (40)          (36)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                               (18)          (12)
      Accrued interest receivable on mortgage-backed securities            6             2
      Accrued interest receivable on investments and
       interest-bearing deposits                                          12           (32)
      Prepaid expenses and other assets                                  139           (21)
      Accrued interest payable                                            11             1
      Other liabilities                                                    1           (99)
      Federal income taxes
        Current                                                          154          (145)
        Deferred                                                          31             8
                                                                    --------      --------
          Net cash provided by operating activities                      872           213

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                      2,571         1,003
  Purchase of investment securities designated as available
   for sale                                                                -        (7,000)
  Purchase of investment securities designated as held to
   maturity                                                                -          (100)
  Principal repayments on mortgage-backed securities                     265           539
  Loan principal repayments                                           11,499        13,566
  Loan disbursements                                                 (13,623)      (15,093)
  Purchase of office premises and equipment                              (33)         (645)
                                                                    --------      --------
          Net cash provided by (used in) investing activities            679        (7,730)
                                                                    --------      --------

          Net cash provided by (used in) operating and
           investing activities (subtotal carried forward)             1,551        (7,517)
                                                                    --------      --------

                      Community Investors Bancorp, Inc.

                    For the six months ended December 31,

                                                                        2004          2003

Net cash provided by (used in) operating and investing
 activities (subtotal brought forward)                              $  1,551      $ (7,517)

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                    (5,693)       (1,960)
  Proceeds of Federal Home Loan Bank advances                          5,500         2,000
  Repayment of Federal Home Loan Bank advances                        (3,324)       (2,121)
  Advances by borrowers for taxes and insurance                          189           151
  Proceeds from the exercise of stock options                            231           278
  Purchase of treasury stock                                            (566)         (142)
  Dividends on common stock                                             (194)         (183)
                                                                    --------      --------
          Net cash provided by (used in) financing activities         (3,857)       (1,977)
                                                                    --------      --------

Net decrease in cash and cash equivalents                             (2,306)       (9,494)

Cash and cash equivalents at beginning of period                       6,720        14,375
                                                                    --------      --------

Cash and cash equivalents at end of period                          $  4,414      $  4,881
                                                                    ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                            $      -      $    380
                                                                    ========      ========

    Interest on deposits and borrowings                             $  1,188      $  1,354
                                                                    ========      ========

Unrealized gains (losses) on securities designated as
 available for sale, net of related tax effects                     $     65      $    (44)
                                                                    ========      ========

Supplemental disclosure of noncash investing activities:
  Transfers from loans to repossessed assets                        $     60      $     49
                                                                    ========      ========

  Recognition of mortgage servicing rights in accordance
   with SFAS No. 140                                                $      6      $     11
                                                                    ========      ========

                      Community Investors Bancorp, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three months ended December 31, 2004 and 2003

1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 2004 are not necessarily indicative of the annualized results which may be expected for the entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to a reduction for 25,528 weighted-average unallocated shares held by the ESOP for the six and three month periods ended December 31, 2003. There were no unallocated shares held by the ESOP for the six and three month periods ended December 31, 2004.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations were as follows:

                                          For the six months ended     For the three months ended
                                                 December 31,                  December 31,
                                             2004           2003           2004           2003

Weighted-average common shares
 outstanding (basic)                      1,074,888      1,053,423      1,068,250      1,058,279
Dilutive effect of assumed exercise
 of stock options                            16,498         33,980         16,638         35,118
Weighted-average common shares
 outstanding (diluted)                    1,091,386      1,087,403      1,084,888      1,093,397

                      Community Investors Bancorp, Inc.

        For the six and three months ended December 31, 2004 and 2003


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

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, there would have been no effect on the Corporation's consolidated net earnings and earnings per share for the six and three month periods ended December 31, 2004 and 2003.

A summary of the status of the Corporation's stock option plan as of December 31, 2004 and June 30, 2004 and 2003, and changes during the periods ending on those dates is presented below:

                                          Six months ended                       Year ended
                                             December 31,                         June 30,
                                                2004                    2004                    2003
                                                    Weighted-               Weighted-               Weighted-
                                                    average                 average                 average
                                                    exercise                exercise                exercise
                                         Shares      price       Shares      price       Shares      price

Outstanding at beginning of period       71,482      $8.14      107,474      $7.65      110,774      $7.64
Granted                                       -          -            -          -            -          -
Exercised                               (30,376)      7.60      (35,992)      6.68       (3,300)      7.33
Forfeited                                     -          -            -          -            -          -
                                        -------      -----      -------      -----      -------      -----

Outstanding at end of period             41,105      $8.54       71,482      $8.14      107,474      $7.65
                                        =======      =====      =======      =====      =======      =====

Options exercisable at period-end        41,105      $8.54       71,482      $8.14      107,474      $7.65
                                        =======      =====      =======      =====      =======      =====

The following information applies to options outstanding at December 31, 2004:

Number outstanding                                        41,105
Range of exercise prices                            $6.61-$10.83
Weighted-average exercise price                            $8.54
Weighted-average remaining contractual life            1.9 years

                      Community Investors Bancorp, Inc.

        For the six and three months ended December 31, 2004 and 2003


5.    Effects of Recent Accounting Pronouncements
      -------------------------------------------

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS 123R will be recognized as an addition to additional paid in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

Compensation cost is required to be recognized in the beginning of the first interim or annual period that begins after June 15, 2005, or July 1, 2005 as to the Corporation. Management believes the effect on operations will be as disclosed in the stock option plan pro-forma disclosures.

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

Discussion of Financial Condition Changes from
----------------------------------------------
 June 30, 2004 to December 31, 2004
 ----------------------------------

At December 31, 2004, the Corporation's assets totaled $118.6 million, a decrease of $3.2 million, or 2.7%, compared to the level reported at June 30, 2004. The decrease in assets was primarily comprised of a $2.0 million increase in loans receivable, which was offset by a $2.3 million decrease in cash and cash equivalents and a $2.5 million decrease in investment securities, including those designated as available for sale.

Cash and interest-bearing deposits totaled $4.4 million at December 31, 2004, a decrease of $2.3 million, or 34.3%, from June 30, 2004. Investment and mortgage-backed securities, including those designated as available for sale, totaled $11.4 million at December 31, 2004, a decrease of $2.7 million or 19.3%, from June 30, 2004, due primarily to maturities of investment securities and repayments on mortgage-backed securities totaling $2.8 million, partially offset by market value increases of investment securities totaling approximately $100,000.

Loans receivable totaled $97.9 million at December 31, 2004, an increase of $2.0 million, or 2.1%, from June 30, 2004 levels. The increase was due primarily to loan disbursements of $14.9 million, which were partially offset by principal repayments of $11.5 million and loan sales of $1.4 million during the six-month period ended December 31, 2004. The volume of loan disbursements during the six months ended December 31, 2004, decreased by $1.2 million or 7.7%, compared to the same period in 2003, due primarily to the current interest rate environment and local real estate market conditions. The allowance for loan losses totaled $563,000 at December 31, 2004, as compared to $549,000 at June 30, 2004. Nonperforming loans totaled $1.6 million at December 31, 2004, as compared to $1.0 million at June 30, 2004. The allowance for loan losses represented 35.2% of nonperforming loans as of December 31, 2004 and 57.3% at June 30, 2004. Nonperforming loans at December 31, 2004, were comprised of one- to four-family residential loans totaling $1.3 million and consumer and commercial loans totaling $316,000. Management believes all nonperforming loans were adequately collateralized at December 31, 2004, and further believes that the increase in nonperforming loans represents seasonal delinquencies. Although management believes that its allowance for loan losses at December 31, 2004, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $81.5 million at December 31, 2004, a decrease of $5.7 million, or 6.5%, compared to June 30, 2004 levels. The decrease was due primarily to management's decision to refrain from pricing deposits at the upper end of the range in a competitive marketplace.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from
----------------------------------------------
 June 30, 2004 to December 31, 2004 (continued)
 ----------------------------------------------

Stockholders' equity totaled $13.2 million at December 31, 2004, and June 30, 2004. Net earnings of $435,000, the proceeds from exercise of stock options totaling $231,000, and the increase in unrealized gains on investments of $65,000, which were offset by net repurchases of 9,977 shares of treasury stock at a net purchase price of $237,000 and dividend payments on common stock totaling $194,000. In January 2003, the Corporation had announced a share repurchase plan of up to 105,800 shares. To date, 100,045 shares have been repurchased leaving 5,755 shares available for purchase in the event market conditions warrant. During the six months ended December 31, 2004, the Corporation purchased 3,321 treasury shares at $14.70 per share in July 2004, 8,700 treasury shares at $13.60 per share in August 2004, 5,000 shares at $14.00 per share in October and 15,800 and 7,472 shares at $14.00 and $14.41 per share respectively in November 2004.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2004, the Bank's capital was well in excess of such minimum capital requirements.

Comparison of Operating Results for the Six Month Periods
---------------------------------------------------------
 Ended December 31, 2004 and 2003
 --------------------------------

General
-------

The Corporation's net earnings totaled $435,000 for the six months ended December 31, 2004, an increase of $16,000, or 3.8%, compared to the $419,000 of net earnings reported for the same period in 2003. The increase in earnings resulted primarily from a $114,000, or 6.2% increase in net interest income, a $4,000, or 1.6 % increase in other income, which were partially offset by a $72,000, or 5.1%, increase in general, administrative and other expense, and a $20,000 or 33.9% increase in the provision for losses on loans, and a $10,000, or 4.7%, increase in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $41,000, or 1.4%, during the six months ended December 31, 2004, compared to the 2003 period, due primarily to a 27 basis point decrease in the average yield, to 5.91% in the 2004 six month period. This was partially offset by the increase in the average loan portfolio by approximately $3.0 million. Liquid interest-earning assets, (i.e., interest-bearing deposits, investment and mortgage-backed securities) were repositioned from interest-bearing deposits in other financial institutions to investment securities at comparatively higher interest rates. Average investment securities increased by $2.9 million, while average interest-bearing deposits in other financial institutions decreased by $5.5 million and average mortgage-backed securities decreased by approximately $800,000 for the six months ended December 31, 2004. The net effect of this asset repositioning resulted in a negligible change in interest income on liquid assets.

Interest expense on deposits decreased by $176,000, or 25.4%, during the six months ended December 31, 2004, compared to the 2003 period, due primarily to a 35 basis point decrease in the average cost of deposits period to period, to 1.23% in the 2004 period, coupled with a $3.9 million, or 4.5%, decrease in the average balance of deposits outstanding. Interest expense on borrowings increased by $20,000, or 3.0%, due to a $2.7 million increase in the weighted-average balance of Federal Home Loan Bank advances outstanding, partially offset by a 54 basis point decrease in the average cost of advances year to year. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods
---------------------------------------------------------
 Ended December 31, 2004 and 2003 (continued)
 --------------------------------------------

Net Interest Income (continued)
-------------------------------

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $114,000, or 6.2%, to a total of $2.0 million for the six months ended December 31, 2004. The interest rate spread amounted to 3.20% in the 2004 six month period, as compared to 2.99% during the 2003 period, while the net interest margin totaled approximately 3.37% in 2004, as compared to 3.16% in 2003.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $79,000 provision for losses on loans during the six month period ended December 31, 2004, compared to $59,000 in the comparable 2003 period. The current period provision was predicated primarily upon management's ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income
------------

Other income totaled $261,000 for the six months ended December 31, 2004, an increase of $4,000, or 1.6%, compared to the same period in 2003. The increase was due primarily to a increase of $16,000 on gain on sale of loans offset by a decrease of $9,000 in other operating and recognition of a $3,000 loss on repossessed assets.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.5 million for the six months ended December 31, 2004, an increase of $72,000, or 5.1%, compared to the same period in 2003. This resulted from increases in data and item processing expense of $34,000, or 18.6%, other operating expense of $82,000 or 27.7% and a $28,000, or 25.5% increase in occupancy and equipment expense, which were partially offset by a $76,000, or 10.1%, decrease in employee compensation and benefits. The increase in other operating expense resulted primarily from costs associated with the expansion and growth initiatives, as well as increased professional expenses related to regulatory compliance period to period. The increase in occupancy expense was due primarily to the operation of two new branch facilities during the 2004 period. The decrease in employee compensation and benefits was due primarily to a decline in pension plan and other benefit costs.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $224,000 for the six months ended December 31, 2004, an increase of $10,000, or 4.7%, compared to the same period in 2003. The increase was primarily attributable to a 4.1% increase in earnings before taxes in the 2004 period. The effective tax rates were 34.0% and 33.8% for the six months ended December 31, 2004 and 2003, respectively.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
 Ended December 31, 2004 and 2003
 --------------------------------

General
-------

The Corporation's net earnings totaled $221,000 for the three months ended December 31, 2004, an increase of $39,000, or 21.4%, compared to the $182,000 of net earnings reported for the same period in 2003. The increase in earnings resulted primarily from a $57,000, or 6.1%, increase in net interest income, and a $19,000, or 17.0% increase in other income, which were partially offset by a $12,000, or 1.6% increase in general, administrative and other expense, a and a $4,000 increase in the provision for losses on loans, and a $21,000, or 22.8%, increase in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans increased by $11,000, or 0.8%, during the three months ended December 31, 2004, compared to the 2003 period, despite an 11 basis point decrease in the average yield, to 5.97% in the 2004 period. This was more than offset by the increase in the average loan portfolio by approximately $2.5 million. Liquid interest-earning assets, (i.e., interest-bearing deposits, investment and mortgage-backed securities) were repositioned from interest-bearing deposits in other financial institutions to investment securities at comparatively higher interest rates. Average investment securities increased by $1.2 million, while average mortgage-backed securities decreased by $.6 million and average interest-bearing deposits in other financial institutions decreased by $3.1 million from the three months ended December 31, 2003. This net decrease in average investments, mortgage-backed securities and interest-bearing deposits was partially offset by improved overall yield of 7 basis points to 2.71% in the 2004 period. As a result, interest income on liquid assets fell by $4,000 or 2.8%.

Interest expense on deposits decreased by $62,000, or 19.5%, during the three months ended December 31, 2004, compared to the 2003 period, due primarily to a 25 basis point decrease in the average cost of deposits quarter to quarter, to 1.21% in the 2004 period, coupled with a $3.3 million, or 3.8%, decrease in the average balance of deposits outstanding. Interest expense on borrowings increased by $12,000, or 3.6%, due to a $2.6 million increase in the weighted-average balance of Federal Home Loan Bank advances outstanding, partially offset by a 48 basis point decrease in the average cost of advances year to year. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $57,000, or 6.1%, to a total of $996,000 for the three months ended December 31, 2004. The interest rate spread amounted to 3.24% in the 2004 three month period, as compared to 3.04% during the 2003 period, while the net interest margin totaled approximately 3.40% in 2004, as compared to3.22% in 2003.

Provision for Losses on Loans
-----------------------------

Management recorded a $41,000 provision for losses on loans during the three month period ended December 31, 2004, compared to $37,000 in the comparable 2003 period. The current period provision was predicated primarily upon management's ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods
-----------------------------------------------------------
 Ended December 31, 2004 and 2003 (continued)
 --------------------------------------------

Other Income
------------

Other income totaled $131,000 for the three months ended December 31, 2004, an increase of $19,000, or 17.0%, compared to the same period in 2003. The increase was due primarily to an increase of $22,000 on gain on sale of loans, partially offset by a loss on repossessed assets of $3,000.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $752,000 for the three months ended December 31, 2004, an increase of $12,000, or 1.6 %, compared to the same period in 2003. This resulted from increases in data and item processing expense of $13,000, or 13.5 %, other operating expense of $16,000, or 9.8% and a $16,000, or 30.8 % increase in occupancy and equipment expense, partially offset by a $35,000, or 9.0%, decrease in employee compensation and benefits. The increase in other operating expense resulted primarily from costs associated with the expansion and growth initiatives, as well as increased professional expenses related to regulatory compliance quarter to quarter. The increase in occupancy expense was due primarily to the operation of two new branch facilities during the 2004 period. The decrease in employee compensation and benefits was due primarily to a decline in pension plan and other employee benefit costs.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $113,000 for the three months ended December 31, 2004, an increase of $21,000, or 22.8%, compared to the same period in 2003. The decline was primarily attributable to a 21.9% increase in earnings before taxes in the 2004 period. The effective tax rates were 33.8% and 33.6 % for the three months ended December 31, 2004 and 2003, respectively.

Subsequent Event
----------------

The Corporation's third-party data processor is Intrieve, Incorporated ("Intrieve") of Cincinnati, Ohio. Pursuant to the terms of the original third-party data processing agreement, the Corporation was required to purchase Intrieve common shares. On February 1, 2005, Intrieve announced that it had entered into an agreement to be acquired by a wholly-owned subsidiary of the John H. Harland Company. The agreement is subject to approval by the Intrieve shareholders. Pursuant to the terms of the transaction, the Corporation will recognize an approximate $200,000 after-tax gain if the transaction is consummated.

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

            Not applicable

ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            On October 25, 2004, the Annual Meeting of the Corporation's Shareholders was held. Each of the four directors nominated was elected, for a two-year term and until their successors are elected and qualified, by the following votes:

            John W. Kennedy       For:  915,514      Withheld:  16,360
            David M. Auck         For:  915,064      Withheld:  16,810
            Philip E. Harris      For:  915,514      Withheld:  16,360
            John D. Mizick        For:  911,014      Withheld:  20,860

            Two other matters were submitted to the shareholders for which the following votes were cast:

            Restatement of Code of Regulations to state: "The fiscal year of the Corporation shall end on the last day of June of each year."

            For:  926,012      Against:  800      Abstain:  5,062

            Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 2005.

            For:  929,487      Against:  1,575      Abstain:  812

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


Date:  February 14, 2005               By:  /s/Phillip W. Gerber
                                            -------------------------------
                                            Phillip W. Gerber
                                            President and Chief
                                            Executive Officer


Date:  February 14, 2005               By:  /s/Thomas G. Kalb
                                            -------------------------------
                                            Thomas G. Kalb
                                            Vice President,
                                            Chief Financial Officer