Form 10QSB
period 2005-03-31
COMMUNITY INVESTORS BANCORP INC
filed 2005-05-16
CIK 930277

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the quarterly period ended      March 31, 2005
                                          ------------------------

                                     OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:      33-84132
                        ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                   May 16, 2005 - 1,054,717 common shares
---------------------------------------------------------------------------

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

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                      (In thousands, except share data)


                                                                March 31,     June 30,
                         ASSETS                                      2005         2004
                                                              (Unaudited)

Cash and due from banks                                          $  1,487     $  2,373
Interest-bearing deposits in other financial institutions           5,618        4,347
                                                                 --------     --------
      Cash and cash equivalents                                     7,105        6,720

Investment securities available for sale - at market               10,625       12,749
Investment securities held to maturity - at amortized
 cost, approximate market value of $145 and $176 as of
 March 31, 2005 and June 30, 2004, respectively                       147          179
Mortgage-backed securities available for sale - at market             578          884
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of $206 and
 $252 as of March 31, 2005 and June 30, 2004,
 respectively                                                         204          249
Loans receivable - net                                             98,585       95,862
Office premises and equipment - at depreciated cost                 2,306        2,368
Property acquired in settlement of loans                              200            -
Federal Home Loan Bank stock - at cost                              1,918        1,857
Accrued interest receivable on loans                                  494          405
Accrued interest receivable on mortgage-backed securities               -            6
Accrued interest receivable on investments and
 interest-bearing deposits                                             93           80
Prepaid expenses and other assets                                     411          362
Prepaid federal income taxes                                           96          133
                                                                 --------     --------

      Total assets                                               $122,762     $121,854
                                                                 ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                         $ 83,520     $ 87,203
Advances from the Federal Home Loan Bank                           25,734       21,062
Advances by borrowers for taxes and insurance                         158           49
Accrued interest payable                                              180          158
Other liabilities                                                       8           20
Deferred federal income taxes                                         155          130
                                                                 --------     --------
      Total liabilities                                           109,755      108,622

Commitments                                                             -            -

Stockholders' equity
  Preferred stock, 1,000,000 shares of no par value
   authorized, no shares issued                                         -            -
  Common stock, 4,000,000 shares authorized, $.01 par
   value; 1,660,850 shares issued                                      17           17
  Additional paid-in capital                                        7,309        7,342
  Retained earnings, restricted                                    11,988       11,630
  Shares acquired by stock benefit plans                              (15)         (15)
  Less 605,208 and 580,712 shares of treasury stock
   at March 31, 2005 and June 30, 2004, respectively -
   at cost                                                         (6,142)      (5,662)
  Accumulated other comprehensive loss - unrealized
   losses on securities designated as available for
   sale, net of related tax benefits                                 (150)         (80)
                                                                 --------     --------
      Total stockholders' equity                                   13,007       13,232
                                                                 --------     --------

      Total liabilities and stockholders' equity                 $122,762     $121,854
                                                                 ========     ========

                      Community Investors Bancorp, Inc.

               CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                      (In thousands, except share data)


                                                          Nine months ended     Three months ended
                                                              March 31,             March 31,
                                                            2005       2004       2005       2004

Interest income
  Loans                                                   $4,343     $4,368     $1,457     $1,441
  Mortgage-backed securities                                  12         51          6         14
  Investment securities                                      315        256         95         84
  Interest-bearing deposits and other                         83         96         30         25
                                                          ------     ------     ------     ------
      Total interest income                                4,753      4,771      1,588      1,564

Interest expense
  Deposits                                                   779        978        262        285
  Borrowings                                               1,027        992        345        330
                                                          ------     ------     ------     ------
      Total interest expense                               1,806      1,970        607        615
                                                          ------     ------     ------     ------

      Net interest income                                  2,947      2,801        981        949

Provision for losses on loans                                 88        102          9         43
                                                          ------     ------     ------     ------

      Net interest income after provision
       for losses on loans                                 2,859      2,699        972        906

Other income (expense)
  Loss on sale of repossessed assets                          (3)         -          -          -
  Gain on sale of loans                                       77         52         31         22
  Other operating                                            318        330        100        103
                                                          ------     ------     ------     ------
      Total other income                                     392        382        131        125

General, administrative and other expense
  Employee compensation and benefits                       1,023      1,141        348        390
  Occupancy and equipment                                    213        176         75         66
  Franchise taxes                                            125        118         44         41
  Data and item processing                                   330        298        113        115
  Other operating                                            561        429        183        133
                                                          ------     ------     ------     ------
      Total general, administrative and other expense      2,252      2,162        763        745
                                                          ------     ------     ------     ------

      Earnings before income taxes                           999        919        340        286

Federal income taxes
  Current                                                    279        327         86        121
  Deferred                                                    60        (17)        29        (25)
                                                          ------     ------     ------     ------
      Total federal income taxes                             339        310        115         96
                                                          ------     ------     ------     ------

      NET EARNINGS                                        $  660     $  609     $  225     $  190
                                                          ======     ======     ======     ======

      EARNINGS PER SHARE
        Basic                                             $  .62     $  .57     $  .21     $  .18
                                                          ======     ======     ======     ======

        Diluted                                           $  .61     $  .56     $  .21     $  .17
                                                          ======     ======     ======     ======

                      Community Investors Bancorp, Inc.

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                               (In thousands)


                                                                     Nine months ended     Three months ended
                                                                         March 31,             March 31,
                                                                       2005       2004       2005       2004


Net earnings                                                          $ 660       $609      $ 225       $190

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(36), $(9), $(69) and $14
   for the respective periods                                           (70)       (17)      (135)        27
                                                                      -----       ----      -----       ----

Comprehensive income                                                  $ 590       $592      $  90       $217
                                                                      =====       ====      =====       ====

Accumulated comprehensive income (loss)                               $(150)      $ 50      $(150)      $ 50
                                                                      =====       ====      =====       ====

                      Community Investors Bancorp, Inc.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     For the nine months ended March 31,
                               (In thousands)


                                                                             2005         2004

Cash flows from operating activities:
  Net earnings for the period                                            $    660     $    609
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Amortization of discounts and premiums on loans,
     investments and mortgage-backed securities - net                          16           10
    Amortization of deferred loan origination fees                            (27)         (60)
    Depreciation and amortization                                             117           64
    Provision for losses on loans                                              88          102
    Loans originated for sale in the secondary market                      (2,910)      (1,527)
    Proceeds from sale of loans                                             2,964        1,545
    Gain on sale of loans                                                     (77)         (52)
    Amortization expense of stock benefit plans                                 -           54
    Loss on sale of repossessed assets                                          3            -
    Federal Home Loan Bank stock dividends                                    (61)         (54)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                    (89)         (40)
      Accrued interest receivable on mortgage-backed securities                 6            4
      Accrued interest receivable on investments and
       interest-bearing deposits                                              (12)           6
      Prepaid expenses and other assets                                       (37)         (85)
      Accrued interest payable                                                 21           (2)
      Other liabilities                                                       (13)         (31)
      Tax benefits from exercise of stock options                              42            -
      Federal income taxes
        Current                                                                37         (140)
        Deferred                                                               60          (17)
                                                                         --------     --------
          Net cash provided by operating activities                           788          386

Cash flows used in investing activities:
  Proceeds from maturity of investment securities                           2,532        5,004
  Purchase of investment securities designated as available for sale         (500)      (8,600)
  Principal repayments on mortgage-backed securities                          352          715
  Loan principal repayments                                                18,198       18,761
  Loan disbursements                                                      (21,182)     (20,766)
  Purchase of office premises and equipment                                   (56)        (673)
  Proceeds from sale of repossessed assets                                      -            8
                                                                         --------     --------
          Net cash used in investing activities                              (656)      (5,551)
                                                                         --------     --------

          Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                              132       (5,165)
                                                                         --------     --------

                      Community Investors Bancorp, Inc.

                     For the nine months ended March 31,
                               (In thousands)


                                                                             2005         2004

          Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                         $    132     $ (5,165)

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                         (3,683)      (1,511)
  Proceeds from Federal Home Loan Bank advances                            19,000        4,000
  Repayment of Federal Home Loan Bank advances                            (14,327)      (4,177)
  Advances by borrowers for taxes and insurance                               120           54
  Proceeds from the exercise of stock options                                 264          345
  Purchase of treasury stock                                                 (831)        (142)
  Dividends on common stock                                                  (290)        (276)
                                                                         --------     --------
           Net cash provided by (used in) financing activities                253       (1,707)
                                                                         --------     --------

Net increase (decrease) in cash and cash equivalents                          385       (6,872)

Cash and cash equivalents at beginning of period                            6,720       14,375
                                                                         --------     --------

Cash and cash equivalents at end of period                               $  7,105     $  7,503
                                                                         ========     ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                 $    200     $    490
                                                                         ========     ========

    Interest on deposits and borrowings                                  $  1,784     $  1,972
                                                                         ========     ========

Supplemental disclosure of noncash investing activities:
  Transfers from loans to property acquired in settlement of loans       $    200     $     45
                                                                         ========     ========

  Unrealized losses on securities designated as available
   for sale, net of related tax effects                                  $    (70)    $    (17)
                                                                         ========     ========

  Recognition of mortgage servicing rights in accordance with
   SFAS No. 140                                                          $      9     $     14
                                                                         ========     ========

Supplemental disclosure of noncash financing activities:
  Issuance of treasury shares in connection with stock option exercises  $    351     $      -
                                                                         ========     ========

                      Community Investors Bancorp, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the nine and three months ended March 31, 2005 and 2004


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Community Investors Bancorp, Inc. (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 2005 are not necessarily indicative of the annualized results which may be expected for the entire fiscal year.

2.  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, First Federal Community Bank of Bucyrus (the "Bank"). All significant intercompany items have been eliminated.

3.  Earnings Per Share
    ------------------

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to a reduction of 21,082 and 12,092 weighted-average unallocated shares held by the ESOP for the nine and three month periods ended March 31, 2004, respectively. There were no unallocated shares held by the ESOP for the nine and three month periods ended March 31, 2005.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations were as follows:


                                        For the nine months ended     For the three months ended
                                                March 31,                     March 31,
                                              2005          2004            2005          2004

Weighted-average common shares
 outstanding (basic)                     1,071,142     1,062,992       1,063,482     1,082,342
Dilutive effect of assumed exercise
 of stock options                           13,448        32,090          13,020        35,236
                                         ---------     ---------       ---------     ---------
Weighted-average common shares
 outstanding (diluted)                   1,084,590     1,095,082       1,076,502     1,117,578
                                         =========     =========       =========     =========

                      Community Investors Bancorp, Inc.

         For the nine and three months ended March 31, 2005 and 2004


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

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, there would have been no effect on the Corporation's consolidated net earnings and earnings per share for the nine and three month periods ended March 31, 2005 and 2004.

A summary of the status of the Corporation's stock option plan as of March 31, 2005 and June 30, 2004 and 2003, and changes during the periods ending on those dates is presented below:


                                         Nine months ended                         Year ended
                                             March 31,                              June 30,
                                               2005                      2004                      2003
                                                   Weighted-                 Weighted-                 Weighted-
                                                     average                   average                   average
                                                    exercise                  exercise                  exercise
                                        Shares         price      Shares         price      Shares         price

Outstanding at beginning of period      71,482       $8.14       107,474       $7.65       110,774       $7.64
Granted                                      -           -             -           -             -           -
Exercised                              (35,327)       7.46       (35,992)       6.68        (3,300)       7.33
Forfeited                                    -           -             -           -             -           -
                                       -------       -----       -------       -----       -------       -----

Outstanding at end of period            36,155       $8.80        71,482       $8.14       107,474       $7.65
                                       =======       =====       =======       =====       =======       =====

Options exercisable at period-end       36,155       $8.80        71,482       $8.14       107,474       $7.65
                                       =======       =====       =======       =====       =======       =====

The following information applies to options outstanding at March 31, 2005:


Number outstanding                                                   36,155
Range of exercise prices                                       $6.61-$10.83
Weighted-average exercise price                                       $8.80
Weighted-average remaining contractual life                       1.7 years

                      Community Investors Bancorp, Inc.

         For the nine and three months ended March 31, 2005 and 2004


5.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123, "Share-Based Payment," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

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

Excess tax benefits, as defined by SFAS 123R will be recognized as an addition to additional paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

Compensation cost is required to be recognized in beginning of the first annual period that begins after December 15, 2005, or July 1, 2006 as to the Corporation. Management believes the effect on operations will be as disclosed in the stock option plan pro-forma disclosures above.

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


Discussion of Financial Condition Changes from June 30, 2004 to March 31, 2005
------------------------------------------------------------------------------

At March 31, 2005, the Corporation's assets totaled $122.8 million, an increase of approximately $900,000 or 0.7%, compared to the level reported at June 30, 2004. The increase in assets was comprised primarily of a $2.7 million increase in loans receivable and an approximate $400,000 increase in cash and cash equivalents, partially offset by a $2.2 million decrease in investment securities, including those designated as available for sale.

Cash and interest-bearing deposits totaled $7.1 million at March 31, 2005, an increase of approximately $400,000, or 5.7%, from June 30, 2004. Investment and mortgage-backed securities, including those designated as available for sale, totaled $11.6 million at March 31, 2005, a decrease of $2.5 million or 17.8%, from June 30, 2004, due primarily to maturities of investment securities and repayments on mortgage-backed securities totaling $2.9 million, plus market value decreases of investment securities totaling approximately $100,000, partially offset by purchases of securities of $500,000.

Loans receivable totaled $98.6 million at March 31, 2005, an increase of $2.7 million, or 2.8 %, from June 30, 2004 levels. The increase was due primarily to loan disbursements of $24.1 million, which were partially offset by principal repayments of $18.2 million and loan sales of $2.9 million during the nine-month period ended March 31, 2005. The volume of loan disbursements during the nine months ended March 31, 2005, increased by $1.8 million or 8.1%, compared to the same period in 2004, due to the Corporation's increased commercial loan activity. The allowance for loan losses totaled $640,000 at March 31, 2005, as compared to $549,000 at June 30, 2004. Nonperforming loans totaled $1.2 million at March 31, 2005, as compared to $1.0 million at June 30, 2004. The allowance for loan losses represented 53.3% of nonperforming loans as of March 31, 2005 and 57.3% at June 30, 2004. Nonperforming loans at March 31, 2005, were comprised of one- to four-family residential loans totaling $1.0 million and consumer and commercial loans totaling $200,000. Management believes all nonperforming loans were adequately collateralized at March 31, 2005, and further believes that the increase in nonperforming loans represents normal seasonal fluctuations in delinquencies. Although management believes that its allowance for loan losses at March 31, 2005, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $83.5 million at March 31, 2005, a decrease of $3.7 million, or 4.2%, compared to June 30, 2004 levels. The decrease was due primarily to management's decision to refrain from pricing deposits at the upper end of the range in a competitive marketplace.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2004 to March 31,
-------------------------------------------------------------------------
2005 (continued)
----

Stockholders' equity totaled $13.0 million at March 31, 2005, a decrease of $225,000 compared to June 30, 2004. Net earnings of $660,000, the proceeds from exercise of stock options totaling $264,000, plus the tax benefits derived from the redemption of non-qualified stock options of $42,000 added to stockholders' equity. These additions were offset by the increase in unrealized losses on investments of $70,000, net repurchases of 39,469 shares of treasury stock at a purchase price of $541,000, redemption of 20,293 shares under the stock option plan for approximately $290,000 and dividend payments on common stock totaling $290,000.

In January 2003, the Corporation had announced a share repurchase plan of up to 105,800 shares. To date, 87,266 shares have been repurchased leaving 18,534 shares available for purchase in the event market conditions warrant.

The table below shows the treasury shares repurchased under the repurchase plan and the stock option plan, respectively.


              Repurchase Plan                               Option Shares Redeemed
    Month         Shares     Price per share         Month         Shares     Price per share

August 2004       8,700          $13.60          July 2004         3,321          $14.70
October 2004      5,000           14.00          November 2004     9,500           14.00
November 2004     6,300           14.00          November 2004     7,472           14.41
January 2005      7,400           13.95
February 2005     3,150           13.62
March 2005        8,919           13.30

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2005, the Bank's capital was well in excess of such minimum capital requirements.

Comparison of Operating Results for the Nine Month Periods Ended March 31,
--------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

The Corporation's net earnings totaled $660,000 for the nine months ended March 31, 2005, an increase of $51,000, or 8.4%, compared to the $609,000 of net earnings reported for the same period in 2004. The increase in earnings resulted primarily from a $146,000, or 5.2% increase in net interest income, a $10,000, or 2.6% increase in other income, and a $14,000 or 13.7% decrease in the provision for losses on loans which were partially offset by a $90,000, or 4.2%, increase in general, administrative and other expense and a $29,000, or 9.4%, increase in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $25,000, or 0.6%, during the nine months ended March 31, 2005, compared to the 2004 period, due primarily to a 20 basis point decrease in the average yield to 5.91% in the 2005 nine month period. This was partially offset by the increase in the average loan portfolio by approximately $2.6 million. Liquid interest-earning assets, (i.e., interest-bearing deposits, investment and mortgage-backed securities) were repositioned from interest-bearing deposits in other financial institutions to investment securities at comparatively higher interest rates. Average investment securities increased by $1.3 million, while average interest-bearing deposits in other financial institutions decreased by $4.3 million and average mortgage-backed securities decreased by approximately $750,000 for the nine months ended March 31, 2005. The net effect of this asset repositioning resulted in a negligible change in interest income on liquid assets.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31,
--------------------------------------------------------------------------
2005 and 2004 (continued)
-------------

Net Interest Income (continued)
-------------------

Interest expense on deposits decreased by $199,000, or 20.3%, during the nine months ended March 31, 2005, compared to the 2004 period, due primarily to a 25 basis point decrease in the average cost of deposits period to period, to 1.25% in the 2005 period, coupled with a $4.0 million, or 4.6%, decrease in the average balance of deposits outstanding. Interest expense on borrowings increased by $35,000, or 3.5%, due to a $2.7 million increase in the weighted-average balance of Federal Home Loan Bank advances outstanding, partially offset by a 50 basis point decrease in the average cost of advances year to year. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during the 2005 nine month period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $146,000, or 5.2%, to a total of $2.9 million for the nine months ended March 31, 2005. The interest rate spread amounted to 3.22% in the 2005 nine month period, as compared to 3.01% during the 2004 period, while the net interest margin totaled approximately 3.39% in 2005, as compared to 3.19% in 2004.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $88,000 provision for losses on loans during the nine month period ended March 31, 2005, compared to $102,000 in the comparable 2004 period. The current period provision was predicated primarily upon management's ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income
------------

Other income totaled $392,000 for the nine months ended March 31, 2005, an increase of $10,000, or 2.6%, compared to the same period in 2004. The increase was due primarily to an increase of $25,000 on gain on sale of loans and increases in deposit account fees of $11,000, partially offset by a decrease of $23,000 in loan fees and recognition of a $3,000 loss on repossessed assets.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.3 million for the nine months ended March 31, 2005, an increase of $90,000, or 4.2%, compared to the same period in 2004. This resulted from increases in data and item processing expense of $32,000, or 10.7%, other operating expense of $132,000 or 30.8% and a $37,000, or 21.0% increase in occupancy and equipment expense, which were partially offset by a $118,000, or 10.3%, decrease in employee compensation and benefits. The increase in other operating expense resulted primarily from costs associated with the expansion and growth initiatives, as well as increased professional expenses related to regulatory compliance period to period. The increase in occupancy expense was due primarily to the operation of two new branch facilities during the 2005 period. The decrease in employee compensation and benefits was due primarily to a decline in pension plan and other benefit costs.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31,
--------------------------------------------------------------------------
2005 and 2004 (continued)
-------------

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $339,000 for the nine months ended March 31, 2005, an increase of $29,000, or 9.4%, compared to the same period in 2004. The increase was attributable to a 8.7% increase in earnings before taxes in the 2005 period. The effective tax rates were 33.9% and 33.7% for the nine months ended March 31, 2005 and 2004, respectively.

Comparison of Operating Results for the Three Month Periods Ended March 31,
---------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

The Corporation's net earnings totaled $225,000 for the three months ended March 31, 2005, an increase of $35,000, or 18.4%, compared to the $190,000 of net earnings reported for the same period in 2004. The increase in earnings resulted from a $32,000, or 3.4%, increase in net interest income, a $34,000 decrease in the provision for losses on loans and a $6,000, or 4.8% increase in other income, which were partially offset by a $18,000, or 2.4% increase in general, administrative and other expense, and a $19,000, or 19.8%, increase in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans increased by $16,000, or 1.1%, during the three months ended March 31, 2005, compared to the 2004 period, despite a 6 basis point decrease in the average yield, to 5.93% in the 2005 period. This was more than offset by the increase in the average loan portfolio by approximately $2.0 million. Liquid interest-earning assets, (i.e., interest-bearing deposits, investment and mortgage-backed securities) were repositioned from interest-bearing deposits in other financial institutions to investment securities at comparatively higher interest rates. Average investment securities decreased by $1.8 million, while average mortgage-backed securities decreased by $618,000 and average interest-bearing deposits in other financial institutions decreased by $867,000 from the three months ended March 31, 2004. This net decrease in average investments, mortgage-backed securities and interest-bearing deposits was offset by improved overall yield of 112 basis points to 3.61% in the 2005 period. As a result, interest income on liquid assets increased by $8,000 or 6.5%.

Interest expense on deposits decreased by $23,000, or 8.1%, during the three months ended March 31, 2005, compared to the 2004 period, due primarily to a 4 basis point decrease in the average cost of deposits quarter to quarter, to 1.29% in the 2005 period, coupled with a $3.7 million, or 4.3%, decrease in the average balance of deposits outstanding. Interest expense on borrowings increased by $15,000, or 4.5%, due to a $2.7 million increase in the weighted-average balance of Federal Home Loan Bank advances outstanding, partially offset by a 40 basis point decrease in the average cost of advances year to year. The decreases in the average yields on interest-earning assets and average costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $32,000, or 3.4%, to a total of $981,000 for the three months ended March 31, 2005. The interest rate spread amounted to 3.24% in the 2005 three month period, as compared to 3.11% during the 2004 period, while the net interest margin totaled approximately 3.41% in 2005, as compared to 3.27 % in 2004.

                      Community Investors Bancorp, Inc.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31,
---------------------------------------------------------------------------
2005 and 2004 (continued)
-------------

Provision for Losses on Loans
-----------------------------

Management recorded a $9,000 provision for losses on loans during the three month period ended March 31, 2005, compared to $43,000 in the comparable 2004 period. The current period provision was predicated primarily upon management's ongoing assessment as to changes in the mix of assets in the nonperforming loan portfolio. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming loans in the future.

Other Income
------------

Other income totaled $131,000 for the three months ended March 31, 2005, an increase of $6,000, or 4.8%, compared to the same period in 2004. The increase was due to an increase in gain on sale of loans of $9,000 partially offset by a decrease of $3,000 on loan and deposit account fees.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $763,000 for the three months ended March 31, 2005, an increase of $18,000, or 2.4%, compared to the same period in 2004. This resulted from increases in other operating expense of $50,000, or 37.6% and a $9,000, or 13.6% increase in occupancy and equipment expense, partially offset by a $42,000, or 10.8%, decrease in employee compensation and benefits. The increase in other operating expense resulted primarily from costs associated with the expansion and growth initiatives, as well as increased professional expenses related to regulatory compliance quarter to quarter. The increase in occupancy expense was due primarily to the operation of two new branch facilities during the 2005 period. The decrease in employee compensation and benefits was due primarily to a decline in pension plan and other employee benefit costs.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $115,000 for the three months ended March 31, 2005, an increase of $19,000, or 19.8%, compared to the same period in 2004. The increase was primarily attributable to a 18.9% increase in earnings before taxes in the 2005 period. The effective tax rates were 33.8% and 33.6% for the three months ended March 31, 2005 and 2004, respectively.

Subsequent Event
----------------

The Corporation's third-party data processor is Intrieve, Incorporated ("Intrieve") of Cincinnati, Ohio. Pursuant to the terms of the original third-party data processing agreement, the Corporation was required to purchase non-marketable Intrieve common shares. On February 1, 2005, Intrieve announced that it had entered into an agreement to be acquired by a wholly-owned subsidiary of the John H. Harland Company. On March 21, 2005 the agreement was approved by the Intrieve shareholders. The shares were redeemed for approximately $344,000 on April 15, 2005. Pursuant to the terms of the transaction, the Corporation will recognize an approximate $217,000 after-tax gain in the quarter ended June 30, 2005.

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

                      Community Investors Bancorp, Inc.

                                   PART II


ITEM 1.     Legal Proceedings
            -----------------

            Not applicable

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

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



Date:  May 16, 2005                    By: /s/ Phillip W. Gerber
                                           --------------------------------
                                           Phillip W. Gerber
                                           President and Chief
                                           Executive Officer



Date:  May 16, 2005                    By: /s/ Thomas G. Kalb
                                           --------------------------------
                                           Thomas G. Kalb
                                           Vice President,
                                           Chief Financial Officer