Form 10QSB/A
period 2004-09-30
COMMUNITY INVESTORS BANCORP INC
filed 2005-07-06
CIK 930277

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-QSB/A


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

                              EXPLANATORY NOTE

      This Form 10-QSB/A is being filed solely for the purpose of filing revised Section 302 Certifications pursuant to Item 601 of Regulation S-B as Exhibits 31.1 and 31.2 hereto.

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